Form 10-Q
period 1995-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 1995-05-12
CIK 736908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended       March 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to

     Commission File Number   0-13402

                     Brauvin Real Estate Fund L.P. 4
             (Exact name of registrant as specified in its charter)

          Delaware                                     36-3304339
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

          150 South Wacker Drive, Chicago, Illinois      60606
          (Address of principal executive offices)     (Zip Code)

                                (312) 443-0922
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No

                        BRAUVIN REAL ESTATE FUND L.P. 4

                                    INDEX


                                                                 Page
PART I Financial Information
  Item 1.  Financial Statements. . . . . . . . . . . . . . . . .  3

       Consolidated Balance Sheets at March 31, 1995 and
       December 31, 1994 . . . . . . . . . . . . . . . . . . . .  4

       Consolidated Statements of Operations for the three
       months ended March 31, 1995 and 1994. . . . . . . . . . .  5

       Consolidated Statement of Partners' Capital for the period
       January 1, 1995 to March 31, 1995 . . . . . . . . . . . .  6

       Consolidated Statements of Cash Flows for the three
       months ended March 31, 1995 and 1994. . . . . . . . . . .  7

       Notes to Consolidated Financial Statements. . . . . . . .  8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . 10


PART II    Other Information

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . 12

  Item 2. Changes in Securities. . . . . . . . . . . . . . . . . 12

  Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . 12

  Item 4. Submissions of Matters to a Vote of Security Holders . 12

  Item 5. Other Information. . . . . . . . . . . . . . . . . . . 12

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                        PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

   Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of March 31, 1995, Consolidated Statements of Operations for the three months ended March 31, 1995 and 1994, Consolidated Statement of Partners' Capital for the period January 1, 1995 to March 31, 1995 and Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

   These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                        BRAUVIN REAL ESTATE FUND L.P. 4
                        (a Delaware limited partnership)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                        March 31,        December 31,
                                           1995               1994
ASSETS
Cash and cash equivalents            $   437,996       $   404,347
Tenant receivables (net of allowance of
 $19,476 and $19,204, respectively)       96,927            45,979
Escrow and other deposits                210,443           147,988
Other assets                              50,022            56,922
Investment in affiliated joint venture 1,015,584         1,019,775
                                       1,810,972         1,675,011

Investment in real estate, at cost:
 Land                                  4,035,301         4,035,301
 Buildings                            16,201,324        16,195,230
                                      20,236,625        20,230,531
 Less: accumulated depreciation       (4,645,710)       (4,536,911)
Total investment in real estate, net  15,590,915        15,693,620

   Total Assets                      $17,401,887       $17,368,631

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses $  185,809     $     124,588
Security deposits                         40,827            40,013
Mortgages payable                     12,120,853        12,155,027

   Total Liabilities                  12,347,489        12,319,628

Minority interest in affiliated
 joint venture                           689,925          712,179

Partners' Capital
General Partners                        (16,559)          (16,835)
Limited Partners (9,550 limited
 partnership units issued
 and outstanding)                      4,381,032         4,353,659

   Total Partners' Capital             4,364,473         4,336,824

   Total Liabilities and
    Partners' Capital                $17,401,887       $17,368,631



          See notes to consolidated financial statements (unaudited).

                       BRAUVIN REAL ESTATE FUND L.P. 4
                        (a Delaware limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1995 and 1994
                                  (UNAUDITED)

                                            1995                1994
INCOME
Rental                                    $453,142            $449,223
Interest                                     5,437                 653
Other, primarily expense reimbursements     68,349              62,739

    Total income                           526,928             512,615

EXPENSES
Mortgage and other interest                273,570             263,530
Depreciation                               108,799             115,514
Real estate taxes                           67,200              69,600
Repairs and maintenance                     15,962              14,441
Other property operating                    53,568              58,317
General and administrative                  54,643              57,740

    Total expenses                         573,742             579,142

Loss before participation in affiliated
joint ventures                             (46,814)            (66,527)

Equity in net income from affiliated
joint venture                               52,209              43,506

Minority interest's share of affiliated
joint venture net loss                      22,254              23,755

Net Income                                $ 27,649          $      734

NET INCOME PER LIMITED PARTNERSHIP
INTEREST (9,550 UNITS):                 $     2.87          $      .08







          See notes to consolidated financial statements (unaudited).

                       BRAUVIN REAL ESTATE FUND L.P. 4
                        (a Delaware limited partnership)

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                For the Period January 1, 1995 to March 31, 1995
                                  (UNAUDITED)


                                  General       Limited
                                  Partners      Partners           Total

BALANCE at January 1, 1995     $(16,835)        $4,353,659      $4,336,824

Net income                          276             27,373          27,649

BALANCE at March 31, 1995      $(16,559)        $4,381,032      $4,364,473




















          See notes to consolidated financial statements (unaudited).

                        BRAUVIN REAL ESTATE FUND L.P. 4
                        (a Delaware limited partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1995 and 1994
                                  (UNAUDITED)

                                                     1995         1994

Cash Flows From Operating Activities:
Net income                                        $ 27,649  $      734
Adjustments to reconcile net income to net cash
   provided by operating activities:
Equity in net income from affiliated
joint venture                                      (52,209)    (43,506)
Minority interest's share of affiliated
joint venture net loss                             (22,254)    (23,755)
Provision for doubtful accounts                        300       7,050
Depreciation                                       108,799     115,514
Amortization                                         4,729       4,729
Normalized rental revenue                              780       3,233
Changes in operating assets and liabilities:
   (Increase) decrease in tenant receivables       (52,028)     71,458
   Increase in escrow and other deposits           (62,455)    (38,521)
   Decrease in other assets                          2,171      12,779
   Increase (decrease) in accounts payable
      and accrued expenses                          61,221     (41,628)
   Increase (decrease) in security deposits            814        (889)
Net cash provided by operating activities           17,517      67,198

Cash Flows From Investing Activities:
Capital expenditures                                (6,094)    (35,683)
Cash distribution from affiliated joint venture     56,400      44,650
Net cash provided by investing activities           50,306       8,967

Cash Flows From Financing Activities:
Repayment of mortgages                             (34,174)    (59,717)
Contribution from minority partner of
   affiliated joint venture                             --      16,799
Net cash used in financing activities              (34,174)    (42,918)

Net increase in cash and cash equivalents           33,649      33,247
Cash and cash equivalents at beginning of period   404,347     276,652
Cash and cash equivalents at end of period       $ 437,996   $ 309,899









          See notes to consolidated financial statements (unaudited).

                        BRAUVIN REAL ESTATE FUND L.P. 4
                        (a Delaware limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(1)     BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1994.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Reclassifications

   Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. This has not affected the previously reported results of operations.

(3)     TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid to the General Partners or its affiliates for the three months ended March 31, 1995 and 1994, were as follows:

                                      1995      1994
Management fees                    $30,532   $35,122
Reimbursable office expenses        25,050    32,154

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $8,103 for legal services, as of March 31, 1995.

(4)    INVESTMENT IN AFFILIATED JOINT VENTURE

     The Partnership owns a 47% interest in Sabal Palm and accounts for its investment under the equity method.
     The following are condensed income statements for Sabal Palm:

                                                  INCOME STATEMENTS:
                                              Three Months Ended March 31,
                                                  1995          1994

  Rental income                                $281,813       $261,205
  Interest income                                   402            425
                                                282,215        261,630

  Mortgage and other interest                    75,694         76,409
  Depreciation                                   33,959         33,827
  Operating and administrative expenses          61,478         58,832
                                                171,131        169,068

  Net income                                   $111,084        $92,562

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages.

     In November 1991, the Partnership reached an agreement with the lender to modify the terms of the Fortune mortgage loan in a manner which has allowed the property to operate at a break-even or positive cash flow level (the "Second Loan Modification"). Pursuant to the Second Loan Modification, the annual interest rate was reduced from 11.875% to 3% effective as of July 1, 1991. The Partnership makes monthly principal and interest payments based upon a 15-year amortization schedule plus 50% of available cash flow for the period from July 1, 1993 through July 1, 1997. Fortune is currently operating at a positive cash flow level and the Partnership is current on its mortgage payments for the Fortune loan.

     The lender had the option to accelerate the loan maturity beginning on July 1, 1994, and each anniversary thereafter, if the property is not: (i) in good condition and repair; (ii) occupied at a rate that is equal to the prevailing occupancy rate for similar properties in the same locale; and
(iii) leased at rental rates which are at least 90% of the prevailing rate for similar properties in the same locale. The Partnership believes that the property currently meets these standards and will continue to meet these standards.

     In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs Marketplace with the lender (the
"Modified Loan").   In October 1992, the interest rate was reduced from
12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments are based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments with the final payment due on October 1, 1999. The Partnership is current on its mortgage payments for the Raleigh Springs loan.

     The occupancy level at Fortune at March 31, 1995 was 93% as compared to 79% at December 31, 1994. The Partnership is continuing to work to sustain the occupancy level of Fortune. Fortune operated at a positive cash flow for the three months ended March 31, 1995.

     Raleigh continued to generate positive cash flow for the three months ended March 31, 1995. The occupancy level at Raleigh at March 31, 1995 was 98% compared to 92% at December 31, 1994.

     Strawberry Fields continued to generate negative cash flow for the three
months ended March 31, 1995.   The occupancy level at Strawberry Fields at
March 31, 1995 was 85% compared to 78% at December 31, 1994.

     At Sabal Palm, the Partnership and its joint venture partner are continuing to work to sustain the occupancy level, which stood at 99% at March 31, 1995 and December 31, 1994. Although the Sabal Palm retail market appears to be overbuilt, the property has continued to generate positive cash flow since its acquisition in 1986.

     The General Partners of the Partnership expect to distribute proceeds from operations, if any, and from the sale of real estate, to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancings or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the partnership agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

Results of Operations - Three Months Ended March 31, 1995 and 1994
                                (Amounts rounded to 000's)

     The Partnership generated a net income of $28,000 in the first quarter of 1995 as compared to a net income of $1,000 in 1994. The $27,000 increase in net income resulted primarily from a $14,000 increase in total income and a $5,000 decrease in total expenses.

     First quarter total income was $527,000 in 1995 as compared to $513,000 in 1994, an increase of $14,000. The $14,000 increase in rental income resulted primarily from a $9,000 increase in rental income at Fortune, due to an increase in occupancy.

     First quarter expenses were $574,000 in 1995 as compared to $579,000 in 1994, a decrease of $5,000.

                       PART II - OTHER INFORMATION


      ITEM 1.                Legal Proceedings.
                                None.

      ITEM 2.                Changes in Securities.
                                None.

      ITEM 3.                Defaults Upon Senior Securities.
                                None.

      ITEM 4.                Submission Of Matters To a Vote of Security
                                Holders.
                                None.

      ITEM 5.                Other Information.
                                None.

      ITEM 6.                Exhibits and Reports On Form 8-K.
                                None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              BY:   Brauvin Ventures, Inc.
                    Corporate General Partner of
                    Brauvin Real Estate Fund L.P. 4



                    BY:   /s/ Jerome J. Brault

                          Jerome J. Brault
                          Chairman of the Board of
                          Directors and President

                    DATE: May 12, 1995



                    BY:   /s/ Thomas J. Coorsh

                          Thomas J. Coorsh
                          Chief Financial Officer and Treasurer

                    DATE: May 12, 1995