Form 10-Q/A
period 1995-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 1995-07-13
CIK 736908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A



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

      ITEM 5.                Other Information.
                                None.

      ITEM 6.                Exhibits and Reports On Form 8-K.
                                Exhibit 27- Financial Data Schedule

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

                    DATE: July 13, 1995



                    BY:   /s/ Thomas J. Coorsh
                                Thomas J. Coorsh
                          Chief Financial Officer and Treasurer

                    DATE: July 13, 1995