Form 10-Q
period 1995-06-30
BRAUVIN REAL ESTATE FUND LP 4
filed 1995-08-14
CIK 736908

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended       June 30, 1995

                                    or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No
   .

                     BRAUVIN REAL ESTATE FUND L.P. 4

                                  INDEX


                                                              Page

PART I Financial Information

  Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .        3

       Consolidated Balance Sheets at June 30, 1995
       and December 31, 1994 . . . . . . . . . . . . . . . . . . . .        4

       Consolidated Statements of Operations for the
       Six Months Ended June 30, 1995 and 1994 . . . . . . . . . . .        5

       Consolidated Statements of Operations for the
       Three Months Ended June 30,1995 and 1994. . . . . . . . . . .        6

       Consolidated Statement of Partners' Capital for
       the Period January 1, 1995 to June 30, 1995 . . . . . . . . .        7

       Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 1995 and 1994 . . . . . . . . . . .        8

       Notes to Consolidated Financial Statements. . . . . . . . . .        9

Item 2.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . . .       11


PART II    Other Information

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . .       13

Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . .       13

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . .       13

Item 4.    Submissions of Matters to a Vote of Security Holders. . .       13

Item 5.    Other Information . . . . . . . . . . . . . . . . . . . .       13

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . .       13

SIGNATURES                                                                 14

                     PART I - FINANCIAL INFORMATION



ITEM 1.    Financial Statements

   Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of June 30, 1995, Consolidated Statements of Operations for the six and three months ended June 30, 1995 and 1994, Consolidated Statement of Partners' Capital for the period January 1, 1995 to June 30, 1995 and Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and 1994 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

   These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                      BRAUVIN REAL ESTATE FUND L.P. 4
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS

                                         June 30, 1995   December 31, 1994
                                           (Unaudited)        (Audited)

ASSETS
Cash and cash equivalents               $     479,882       $   404,347
Tenant receivables (net of allowance of
 $21,276 and $19,204, respectively)            58,242            45,979
Escrow and other deposits                     200,410           147,988
Other assets                                   92,421            56,922
Investment in affiliated joint venture      1,020,095         1,019,775
                                            1,851,050         1,675,011

Investment in real estate, at cost:
 Land                                       4,035,301         4,035,301
 Buildings                                 16,211,777        16,195,230
                                           20,247,078        20,230,531
 Less: accumulated depreciation            (4,756,291)       (4,536,911)
Total investment in real estate, net       15,490,787        15,693,620

   Total Assets                           $17,341,837       $17,368,631

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses    $    218,410     $     124,588
Security deposits                              44,534            40,013
Mortgages payable                          12,086,165        12,155,027

   Total Liabilities                       12,349,109        12,319,628

Minority interest in affiliated
 joint venture                                671,326           712,179

Partners' Capital
General Partners                              (16,989)          (16,835)
Limited Partners (9,550 limited
 partnership units issued and
  outstanding)                              4,338,391         4,353,659

   Total Partners' Capital                  4,321,402         4,336,824

   Total Liabilities and Partners'
    Capital                               $17,341,837       $17,368,631
        See notes to consolidated financial statements (unaudited).

           BRAUVIN REAL ESTATE FUND L.P. 4
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Six Months Ended June 30, 1995 and 1994
                                (UNAUDITED)


                                                1995               1994
INCOME
Rental                                      $   932,023         $   969,029
Interest                                         12,870               2,673
Other, primarily expense reimbursements          88,331             142,994

    Total income                              1,033,224           1,114,696

EXPENSES
Mortgage and other interest                     546,379             550,585
Depreciation                                    219,380             231,502
Real estate taxes                               134,182             139,200
Repairs and maintenance                          21,480              25,720
Other property operating                        108,109             113,657
General and administrative                      116,689             117,921

    Total expenses                            1,146,219           1,178,585

Loss before participation in
 affiliated joint ventures                     (112,995)            (63,889)

Equity in net income from affiliated
 joint venture                                   56,720              44,398

Minority interest's share of affiliated
 joint venture net loss                          40,853              38,328

Net (Loss) Income                            $  (15,422)       $     18,837

Net (Loss) Income Per Limited Partnership
    Interest (9,550 Units):                      $(1.60)              $1.95






        See notes to consolidated financial statements (unaudited).

           BRAUVIN REAL ESTATE FUND L.P. 4
                    (a Delaware limited partnership)

                  CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended June 30, 1995 and 1994
                               (UNAUDITED)


                                                1995               1994
INCOME
Rental                                       $  478,881          $  519,806
Interest                                          7,433               2,020
Other, primarily expense reimbursements          19,982              80,255

    Total income                                506,296             602,081

EXPENSES
Mortgage and other interest                     272,809             287,055
Depreciation                                    110,581             115,988
Real estate taxes                                66,982              69,600
Repairs and maintenance                           5,518              11,279
Other property operating                         54,541              55,340
General and administrative                       62,046              60,181

    Total expenses                              572,477             599,443

(Loss) income before participation
 in affiliated joint ventures                   (66,181)              2,638

Equity in net income from affiliated
 joint venture                                    4,511                 892

Minority interest's share of affiliated
 joint venture net loss                          18,599              14,573

Net (Loss) Income                            $  (43,071)         $   18,103

Net (Loss) Income Per Limited Partnership
     Interest (9,550 Units):                     $(4.47)              $1.87







        See notes to consolidated financial statements (unaudited).

            BRAUVIN REAL ESTATE FUND L.P. 4
                     (a Delaware limited partnership)

                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
              For the Period January 1, 1995 to June 30, 1995
                                (UNAUDITED)



                                   General    Limited
                                   Partners   Partners      Total

BALANCE at January 1, 1995          $(16,835) $4,353,659  $4,336,824

Net loss                                (154)    (15,268)    (15,422)

BALANCE at June 30, 1995            $(16,989) $4,338,391  $4,321,402


























        See notes to consolidated financial statements (unaudited).

             BRAUVIN REAL ESTATE FUND L.P. 4
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 1995 and 1994
                                (UNAUDITED)

                                                   1995         1994

Cash Flows From Operating Activities:
Net (loss) income                                 $(15,422)    $18,837
Adjustments to reconcile net (loss)
   income to net cash
   provided by operating activities:
Equity in net income from affiliated
  joint venture                                    (56,720)    (44,398)
Minority interest's share of affiliated
  joint venture net loss                           (40,853)    (38,328)
Provision for doubtful accounts                      6,405      12,350
Depreciation                                       219,380     231,502
Normalized rental revenue                            2,494      (6,216)
Changes in operating assets and liabilities:
   Increase in tenant receivables                  (21,162)     (7,830)
   Increase in escrow and other deposits           (52,422)    (74,020)
   Increase in other assets                        (35,499)     (7,316)
   Increase in accounts payable
      and accrued expenses                          93,822      43,233
   Increase (decrease) in security deposits          4,521      (2,021)
Net cash provided by operating activities          104,544     125,793

Cash Flows From Investing Activities:
Capital expenditures                               (16,547)    (24,120)
Cash distribution from affiliated joint
  venture                                           56,400      76,845
Net cash provided by investing activities           39,853      52,725

Cash Flows From Financing Activities:
Repayment of mortgages                             (68,862)    (92,406)
Contribution from minority partner of
   affiliated joint venture                             --      16,800
Net cash used in financing activities              (68,862)    (75,606)

Net increase in cash and cash equivalents           75,535     102,912
Cash and cash equivalents at beginning
   of period                                       404,347     276,652
Cash and cash equivalents at end of period        $479,882    $379,564

        See notes to consolidated financial statements (unaudited).

                      BRAUVIN REAL ESTATE FUND L.P. 4
                     (a Delaware limited partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
(1) BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1994.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Reclassifications

   Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. This has not affected the previously reported results of operations.

(3) TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid to the General Partners or its affiliates for the six months ended June 30, 1995 and 1994, were as follows:

                                   1995       1994
  Management fees                  $64,588   $67,850
  Reimbursable office expenses      42,000    42,156
  Legal fees                           281       609

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $7,822 for legal services, as of June 30, 1995.

(4)  INVESTMENT IN AFFILIATED JOINT VENTURE

     The Partnership owns a 47% interest in Sabal Palm and accounts for its investment under the equity method. The following are condensed income statements for Sabal Palm:

  INCOME STATEMENTS:
                                        Six Months Ended June 30,
                                         1995          1994

  Rental income                         $459,746       $420,231
  Interest income                          1,167          1,059
                                         460,913        421,290

  Mortgage and other interest            151,140        152,606
  Depreciation                            67,718         67,652
  Operating and administrative
        expenses                         121,374        106,569
                                         340,232        326,827

  Net income                            $120,681       $ 94,463

                     BRAUVIN REAL ESTATE FUND L.P. 4
                    (a Delaware limited partnership)


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages.

  In November 1991, the Partnership reached an agreement with the lender to modify the terms of the Fortune mortgage loan in a manner which has allowed the property to operate at a break-even or positive cash flow level (the "Second Loan Modification"). Pursuant to the Second Loan Modification, the annual interest rate was reduced from 11.875% to 3% effective as of July 1, 1991. The Partnership makes monthly principal and interest payments based upon a 15-year amortization schedule plus 50% of available cash flow for the period from July 1, 1993 through July 1, 1997. Fortune is currently operating at a slight negative cash flow level and the Partnership is current on its mortgage payments for the Fortune loan.

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

  The occupancy level at Fortune at June 30, 1995 was 93% as compared to 79% at December 31, 1994. The Partnership is continuing to work to sustain the occupancy level of Fortune. Fortune operated at a slight negative cash flow for the six months ended June 30, 1995.

  Raleigh continued to generate positive cash flow for the six months ended June 30, 1995. The occupancy level at Raleigh at June 30, 1995 was 98% compared to 92% at December 31, 1994.

  Strawberry Fields continued to generate positive cash flow for the six
months ended June 30, 1995.   The occupancy level at Strawberry Fields at
June 30, 1995 was 82% compared to 78% at December 31, 1994.

  At Sabal Palm, the Partnership and its joint venture partner are continuing to work to sustain the occupancy level, which stood at 99% at June 30, 1995 and at December 31, 1994. Although the Sabal Palm retail market appears to be overbuilt, the property has continued to generate positive cash flow since its acquisition in 1986.

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

Results of Operations - Six Months Ended June 30, 1995 and 1994
  (Amounts rounded to 000's)

  The Partnership generated a net loss of $15,000 in the first six months of 1995, as compared to a net income of $19,000 in 1994. The $34,000 decrease in net income resulted primarily from a decrease in rental and other income for Strawberry Fields and Raleigh Springs.

  Total income was $1,033,000 for the six months ended June 30, 1995, as compared to $1,115,000 in 1994, a decrease of $82,000. The $82,000 decrease in total income resulted primarily from a decrease in rental
income at Raleigh Springs and Strawberry Fields.   Rental income should
increase during the third quarter, as a result of the increase in occupancy rates for in the six month ended June 30, 1995.

  Expenses were $1,146,000 for the six months ended June 30, 1995, as compared to $1,179,000 in 1994, a decrease of $33,000. This decrease was a result of the steady decrease of expenses at all properties.

Results of Operations - Three Months Ended June 30, 1995 and 1994
  (Amounts rounded to 000's)

  The Partnership generated a net loss of $43,000 for the three months ended June 30, 1995, as compared to a net income of $18,000 in 1994. The $61,000 decrease in net income resulted primarily from a $96,000 decrease in total income.

  For the three months ended June 30, 1995, total income was $506,000 in 1995, as compared to $602,000 in 1994, a decrease of $96,000. The $96,000 decrease in total income resulted primarily from a $48,000 decrease in accrued tenant reimbursables at Raleigh Springs and a $45,000 decrease in rental income at Raleigh Springs and Strawberry Fields.

  For the three months ended June 30, 1995, total expenses were $572,000 in 1995 as compared to $599,000 in 1994, a decrease of $27,000. This decrease was also a result of the steady decrease of expenses at all properties.

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

             Exhibit 27.  Financial Data Schedule.

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

                         DATE: August 11, 1995



                         BY:   /s/ Thomas J. Coorsh
                               Thomas J. Coorsh
                               Chief Financial Officer and Treasurer

                         DATE: August 11, 1995