Form 10-Q
period 1995-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 1995-11-13
CIK 736908

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended     September 30, 1995

                                    or

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

                     BRAUVIN REAL ESTATE FUND L.P. 4

                                  INDEX

                                                                Page

PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . .      3

        Consolidated Balance Sheets at September 30, 1995
        and December 31, 1994. . . . . . . . . . . . . . . . . . .      4

        Consolidated Statements of Operations for the
        Nine Months Ended September 30, 1995 and 1994. . . . . . .      5

        Consolidated Statements of Operations for the
        Three Months Ended September 30, 1995 and 1994 . . . . . .      6

        Consolidated Statement of Partners' Capital for
        the Period January 1, 1995 to September 30, 1995 . . . . .      7

        Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1995 and 1994. . . . . . .      8

        Notes to Consolidated Financial Statements . . . . . . . .      9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . .    11


PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    14

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . .    14

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . .    14

Item 4. Submissions of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . .    14

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . .    14

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    14

        SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .    15

                     PART I - FINANCIAL INFORMATION



ITEM 1.   Financial Statements

   Except for the December 31, 1994 Consolidated Balance Sheet, the following Consolidated Balance Sheet as of September 30, 1995, Consolidated Statements of Operations for the nine and three months ended September 30, 1995 and 1994, Consolidated Statement of Partners' Capital for the period January 1, 1995 to September 30, 1995 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

   These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                      BRAUVIN REAL ESTATE FUND L.P. 4
                     (a Delaware limited partnership)

                        CONSOLIDATED BALANCE SHEETS


                                       September 30, 1995  December 31, 1994
                                           (Unaudited)          (Audited)
ASSETS
Cash and cash equivalents                      $   533,546      $    404,347
Tenant receivables (net of allowance of
 $12,050 and $19,204, respectively)                145,076            45,979
Escrow and other deposits                          132,534           147,988
Other assets                                        92,561            56,922
Due from affiliates                                 56,069                --
Investment in affiliated joint venture             990,961         1,019,775
                                                 1,950,747         1,675,011

Investment in real estate, at cost:
 Land                                            4,035,301         4,035,301
 Buildings                                      16,212,111        16,195,230
                                                20,247,412        20,230,531
 Less: accumulated depreciation                 (4,866,016)       (4,536,911)
Total investment in real estate, net            15,381,396        15,693,620
   Total Assets                                $17,332,143       $17,368,631


LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses          $   217,940       $   124,588
Security deposits                                   45,484            40,013
Mortgages payable                               12,031,441        12,155,027
   Total Liabilities                            12,294,865        12,319,628

Minority interest in affiliated
 joint venture                                     646,460           712,179

Partners' Capital
General Partners                                   (16,295)          (16,835)
Limited Partners (9,550 limited
 partnership units issued and
 outstanding)                                    4,407,113         4,353,659
   Total Partners' Capital                       4,390,818         4,336,824
   Total Liabilities and Partners'
    Capital                                    $17,332,143       $17,368,631

        See notes to consolidated financial statements (unaudited).

                      BRAUVIN REAL ESTATE FUND L.P. 4
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Nine Months Ended September 30, 1995 and 1994
                                (UNAUDITED)


                                              1995              1994
INCOME
Rental                                      $1,413,723          $1,407,575
Interest                                        19,845               6,725
Other, primarily expense
 reimbursements                                201,120             206,923

   Total income                              1,634,688           1,621,223

EXPENSES
Mortgage and other interest                    818,198             825,155
Depreciation and amortization                  329,105             332,681
Real estate taxes                              199,312             208,800
Repairs and maintenance                         31,795              56,614
Other property operating                       160,378             175,677
General and administrative                     161,061             134,357

   Total expenses                            1,699,849           1,733,284

Loss before participation in
 affiliated joint ventures                     (65,161)           (112,061)

Equity in net income from
 affiliated joint venture                       53,436              27,882

Minority interest's share of
 affiliated joint venture net loss              65,719              52,208

Net Income (Loss)                           $   53,994          $  (31,971)

Net Income (Loss) Per Limited
 Partnership Interest (9,550 Units)              $5.60              $(3.31)






        See notes to consolidated financial statements (unaudited).

                     BRAUVIN REAL ESTATE FUND L.P. 4
                    (a Delaware limited partnership)

                  CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three Months Ended September 30, 1995 and 1994
                                (UNAUDITED)
                                                1995               1994
INCOME
Rental                                         $481,700          $438,546
Interest                                          6,975             4,052
Other, primarily expense
 reimbursements                                 112,789            63,929

   Total income                                 601,464           506,527

EXPENSES
Mortgage and other interest                     271,819           274,570
Depreciation and amortization                   109,725           101,179
Real estate taxes                                65,130            69,600
Repairs and maintenance                          10,315            17,087
Other property operating                         52,269            75,827
General and administrative                       44,372            16,436

   Total expenses                               553,630           554,699

Income (loss) before participation in
 affiliated joint ventures                       47,834           (48,172)

Equity in net income from
 affiliated joint venture                        (3,284)          (16,517)

Minority interest's share of
 affiliated joint venture net loss               24,866            13,880

Net Income (Loss)                              $ 69,416          $(50,809)

Net Income (Loss) Per Limited
 Partnership Interest (9,550 Units)               $7.20            $(5.27)







        See notes to consolidated financial statements (unaudited).

                     BRAUVIN REAL ESTATE FUND L.P. 4
                     (a Delaware limited partnership)

                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
           For the Period January 1, 1995 to September 30, 1995
                                (UNAUDITED)


                                    General       Limited
                                   Partners       Partners         Total

BALANCE at January 1, 1995          $(16,835)     $4,353,659     $4,336,824

Net income                               540          53,454         53,994

BALANCE at September 30, 1995       $(16,295)     $4,407,113     $4,390,818






























        See notes to consolidated financial statements (unaudited).

                      BRAUVIN REAL ESTATE FUND L.P. 4
                     (a Delaware limited partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 1995  and 1994
                                (UNAUDITED)

                                                     1995           1994
Cash Flows From Operating Activities:
Net income (loss)                                    $ 53,994       $(31,971)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
Equity in net income from affiliated
 joint venture                                        (53,436)       (27,882)
Minority interest's share of affiliated
 joint venture net loss                               (65,719)       (52,208)
Provision for doubtful accounts                         2,821         14,150
Depreciation and amortization                         329,105        332,681
Normalized rental revenue                               4,446          9,261
Changes in operating assets and liabilities:
 Increase in tenant receivables                      (106,364)       (56,222)
 Decrease (increase) in escrow and other
   deposits                                            15,454        (61,194)
 Increase in due from affiliates                      (56,069)        (3,349)
 (Increase) decrease in other assets                  (35,639)           665
 Increase (decrease) in accounts payable
    and accrued expenses                               93,352        (68,089)
 Increase (decrease) in security deposits               5,471         (2,021)
Net cash provided by operating activities             187,416         53,821

Cash Flows From Investing Activities:
Capital expenditures                                  (16,881)       (44,843)
Cash distribution from affiliated
 joint venture                                         82,250         81,545
Net cash provided by investing activities              65,369         36,702

Cash Flows From Financing Activities:
Repayment of mortgages                               (123,586)      (125,580)
Contribution from minority partner of
 affiliated joint venture                                  --         16,800
Net cash used in financing activities                (123,586)      (108,780)

Net increase (decrease) in cash and
 cash equivalents                                     129,199        (18,257)
Cash and cash equivalents at beginning
 of period                                            404,347        276,652
Cash and cash equivalents at end of period           $533,546       $258,395
        See notes to consolidated financial statements (unaudited).

                      BRAUVIN REAL ESTATE FUND L.P. 4
                     (a Delaware limited partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation. This has not affected the previously reported results of operations.

(3)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or its affiliates for the nine months ended September 30, 1995 and 1994, were as follows:

                                              1995     1994
  Management fees                             $96,437   $95,745
  Reimbursable office expenses                 63,000    73,865
  Legal fees                                      376     2,700

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $7,452 for legal services, as of September 30, 1995.

(4)       INVESTMENT IN AFFILIATED JOINT VENTURE

          The Partnership owns a 47% interest in Sabal Palm and accounts for its investment under the equity method. The following are condensed income statements for Sabal Palm:

INCOME STATEMENTS:
                                     Nine Months Ended September 30,
                                         1995            1994

  Rental income                         $551,880       $506,188
  Interest income                          2,098          1,794
  Other income                            71,065         79,605
                                         625,043        587,587

  Mortgage and other interest            226,532        228,588
  Depreciation                           105,165        101,479
  Operating and administrative
    expenses                             179,653        198,198
                                         511,350        528,265

  Net income                            $113,693       $ 59,322

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

     The occupancy level at Fortune at September 30, 1995 was 97% as compared to 79% at December 31, 1994. The Partnership is continuing to work to sustain the occupancy level of Fortune. Fortune operated at a slight negative cash flow for the nine months ended September 30, 1995.

     Raleigh continued to generate positive cash flow for the nine months ended September 30, 1995. The occupancy level at Raleigh at September 30, 1995 was 99% compared to 92% at December 31, 1994.

     Strawberry Fields continued to generate a negative cash flow for the nine months ended September 30, 1995. The occupancy level at Strawberry Fields at September 30, 1995 was 83% compared to 78% at December 31, 1994.

     At Sabal Palm, the Partnership and its joint venture partner are continuing to work to sustain the occupancy level, which stood at 99% at September 30, 1995 and December 31, 1994. Although the Sabal Palm retail market appears to be overbuilt, the property has continued to generate positive cash flow since its acquisition in 1986.

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

Results of Operations - Nine Months Ended September 30, 1995 and 1994
     (Amounts rounded to 000's)

     The Partnership generated a net income of $53,000 for the nine months ended September 30, 1995, as compared to a net loss of $32,000 in 1994. The $85,000 increase in net income resulted primarily from a decrease in expenses at all properties and an increase in operations at the joint venture properties.

     Total income was $1,635,000 for the nine months ended September 30, 1995, as compared to $1,621,000 in 1994, an increase of $14,000. The $14,000 increase in total income resulted primarily from an increase in interest income due to the increase in cash flow.

     Expenses were $1,700,000 for the nine months ended September 30, 1995, as compared to $1,733,000 in 1994, a decrease of $33,000. This decrease was a result of the steady decrease of expenses at all properties.

Results of Operations - Three Months Ended September 30, 1995 and 1994
     (Amounts rounded to 000's)

     The Partnership generated net income of $69,000 for the three months ended September 30, 1995, as compared to a net loss of $51,000 in 1994. The $120,000 increase in net income resulted primarily from a $94,000 increase in total income.

     For the three months ended September 30, 1995, total income was $601,000 in 1995, as compared to $507,000 in 1994, an increase of $94,000.
The $94,000 increase in total income resulted primarily from a $62,000 increase in accrued tenant reimbursables at Raleigh Springs and a $42,000 increase in rental income, also at Raleigh Springs.

     For the three months ended September 30, 1995, total expenses were $554,000 in 1995 as compared to $555,000 in 1994, a decrease of $1,000.

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

                              DATE:  November 13, 1995



                              BY:    /s/ Thomas J. Coorsh
                                     Thomas J. Coorsh
                                     Chief Financial Officer
                                     and Treasurer

                              DATE:  November 13, 1995