Form 10-K
period 1995-12-31
BRAUVIN REAL ESTATE FUND LP 4
filed 1996-04-01
CIK 736908

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of  1934

   For the fiscal year ended December 31, 1995

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

   Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on
                                          which registered
              None                              None

   Securities registered pursuant to Section 12(g) of the Act:

                 Limited Partnership Interests
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes     X    No        .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate sales price of the limited partnership interests of the registrant (the "Units") to unaffiliated investors of the registrant was $9,550,000. This does not reflect market value. This is the price at which the Units were sold to the public. There is no current market for these Units, nor have any Units been sold within the last 60 days prior to this filing.

Portions of the Prospectus of the registrant dated February 16, 1984, and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K.

                 BRAUVIN REAL ESTATE FUND L.P. 4
                   1995 FORM 10-K ANNUAL REPORT
                              INDEX

                                PART I
                                                                     Page
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .11

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . .12

                             PART II
Item 5.   Market for the Registrant's Limited Partnership
          Interests and Related Security Holder Matters. . . . . . . .13

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . .14

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . .16

Item 8.   Consolidated Financial Statements and
          Supplementary Data . . . . . . . . . . . . . . . . . . . . .25

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . .25

                             PART III
Item 10.  Directors and Executive Officers of the
          Registrant . . . . . . . . . . . . . . . . . . . . . . . . .26

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .28

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . .30

Item 13.  Certain Relationships and Related Transactions . . . . . . .30

                             PART IV
Item 14.  Exhibits, Consolidated Financial Statement
          Schedules, and Reports on Form 8-K . . . . . . . . . . . . .31

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32

                                  PART I

Item 1.   Business.

  Brauvin Real Estate Fund L.P. 4 (the "Partnership") is a Delaware limited partnership formed in April 1984 for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. At December 31, 1995, the Partnership had two rental properties, a 58% interest in a joint venture which owns a third rental property and a 47% interest in a joint venture which owns a fourth rental property.

  The General Partners originally intended to dispose of the Partnership's properties approximately five to eight years after acquisition of each property, with a view toward liquidation of the Partnership. Due to current real estate market conditions and economic trends the General Partners instead believe it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believe it is appropriate to dispose of the Partnership's properties. In order to make that determination, the General Partners periodically evaluate market conditions. However, since the limited partnership agreement (the "Agreement") provides that the Partnership shall terminate December 31, 2010, unless sooner terminated, the General Partners shall in no event dispose of the properties after that date.

  The Partnership has no employees.

  The Partnership has utilized its proceeds available for investment towards the acquisition of properties. However, in seeking disposition opportunities, the Partnership will be competing for the sale of its properties with many established and experienced firms, as well as individuals and entities who own single properties similar to those owned by the Partnership. The Partnership, therefore, expects keen competition in connection with the sale of its properties.

Market Conditions/Competition

     The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to those owned by the Partnership. Competition exists in such areas as attracting and retaining credit worthy tenants, financing capital improvements and eventually selling properties. Many of the factors affecting the ability of the Partnership to compete are beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the economy in which a property is located, population shifts, reduced availability and increased cost of financing, changes in zoning laws or changes in patterns of the needs of users. The marketability of the properties may also be affected by prevailing interest rates and existing tax laws. The Partnership will be required to retain ownership of its properties for periods longer than anticipated at acquisition or it may refinance, sell or otherwise dispose of certain properties at times or on terms and conditions that are less advantageous than would otherwise be the case if such unfavorable economic or market conditions did not exist.

     Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Rental rates for non-anchor tenants, expressed per square foot per year, have fallen at the Memphis, Tennessee, Raleigh Square property from approximately $12.00 per square foot in 1993 to approximately $10.00 per square foot in 1995. The Albuquerque, New Mexico office market has experienced an improvement with respect to both rental rates and occupancies over the last two years. Occupancy at the Fortune Professional Building in Albuquerque increased from 79% at December 31, 1994 to 86% on December 31, 1995. Rental rates at the Fortune property have also increased during this period from $8.00-$9.00 per square foot in 1994 to $10.00-$11.00 per square foot in 1995. The rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have declined from approximately $16.00 per square foot in 1990 to $12.00 per square foot in 1995. Similarly, in Strawberry Fields in West Palm Beach, Florida the rates have declined from approximately $16.00 per square foot in 1988 to approximately $8.00 per square foot in 1995.

     The Partnership, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Partnership retains the services of third parties who hold themselves out to be experts in the field to assess a wide range of environmental issues and conduct tests for environmental contamination. Management believes that all real estate owned by the Partnership is in full compliance with applicable environmental laws and regulations.

Item 2.                         Properties.

     The following is a discussion of the rental properties owned and operated by the Partnership. For the purpose of the information disclosed in this section the following terms are defined as follows:

     Occupancy Rate: The occupancy rate is defined as the occupied square footage at December 31, divided by the total rentable square footage excluding square footage of outparcels, if any.

     Average Annual Base Rent Per Square Foot: The average annual base rent per square foot is defined as the total effective base rental income for the year divided by the average square feet occupied excluding outparcels, if any.

     Average Square Feet Occupied: The average square feet occupied is calculated by averaging the occupied square feet at the beginning of the year with the occupied square feet at the end of the year excluding outparcels, if any.

     The Partnership purchased one rental property and an interest in two other properties in 1985 (one of which became a 100% interest in 1988) and an interest in one property in 1986. For further information, reference is made to Item 8, Consolidated Financial
Statements and Supplementary Data.

     As of December 31, 1995, the Partnership owned the properties described below:

(a) Raleigh Springs Marketplace ("Raleigh Springs")

     On June 26, 1985, the Partnership acquired Raleigh Springs, an approximately 114,000 square foot community shopping center located in Memphis, Tennessee. Raleigh Springs was constructed in two phases. Phase I was completed during 1984 and Phase II was completed in 1985. Raleigh Springs was 94% occupied at December 31, 1995. The national anchor tenants include Toys "R" Us and T.J. Maxx.

     The Partnership purchased Raleigh Springs for $7,486,800, consisting of $2,300,000 in cash at closing (plus or minus prorations) and the assumption of an existing first mortgage loan on Phase I of $5,186,800. In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). The interest rate was reduced from 12.75% to 10.00% effective October 1992. Since November 1992 and through September 1999, principal and interest payments are based on a 25-year amortization schedule. The Modified Loan included the August, September and October 1992 mortgage payments. The Modified Loan matures on October 1, 1999.

     The occupancy rate and average annual base rent per square foot at December 31 for the last five years are as follows:

                             1995      1994  1993    1992    1991
Occupancy Rate                94%       92%   98%     96%     95%

Average Annual Base
Rent Per Square Foot         $8.81    $8.68  $8.58   $7.94   $9.26

  Raleigh Springs has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1995:

                           Annual    Lease
                 Square      Base   Expiration   Renewal       Nature of
Tenant            Feet       Rent     Date       Options       Business
Toys "R" Us      36,416   $218,496   10/2017    10/5 yrs ea.  Toy Store
T.J. Maxx        24,267    182,002      3/96    2/5 yrs ea.    Discount
                                                               Clothing
Others           46,287    534,815   Various     Various
Vacant            7,300         --
                114,270   $935,313

  T.J. Maxx vacated its space in January 1996 but continued to pay rent through its lease expiration, March 31, 1996. The space is currently being marketed both regionally and nationally and there has been an expression of interest by a national retailer. This prospective tenant has requested and received a lease proposal and a set of building plans.

(b) Fortune Professional Building ("Fortune")

  On September 15, 1985, the Partnership acquired an 80% equity interest in Fortune, a two-story, approximately 28,000 square foot office building located in Albuquerque, New Mexico. The Partnership purchased its 80% equity interest in Fortune for $1,888,000, consisting of approximately $768,000 in cash at closing and the assumption of 80% of the existing $1,400,000 first mortgage loan obtained from United of Omaha Life Insurance Company, the terms of which were modified in November 1989 and again in November 1991. Fortune was 86% occupied at December 31, 1995. Management of the Partnership is actively marketing the unit that is vacant.

  Fortune was constructed in 1982 by the previous owner, Rademacher, Peixotto and Bradford ("RP&B"), a New Mexico general partnership. RP&B originally retained a 20% minority interest in Fortune. Pursuant to the purchase agreement, the Partnership received 80% of the cash flow after the payment of Fortune's debt service and RP&B guaranteed a $69,120 annual return through September 15, 1987.

  In 1987, the Partnership instituted legal proceedings against RP&B for failing to fulfill its obligations to the Partnership, as discussed above, and RP&B was removed as manager of Fortune. The Partnership subsequently negotiated a settlement of the litigation in 1988 whereby RP&B assigned its 20% interest in Fortune to the Partnership.

  The occupancy rate and average annual base rent per square foot at December 31 for the last five years are as follows:

                             1995    1994    1993   1992    1991
Occupancy Rate                86%     79%     77%    96%     96%

Average Annual Base
Rent Per Square Foot        $10.16  $8.31   $8.58   $7.36  $6.87

  Fortune has no tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1995:

                                       Annual   Lease
                      Square     Base    Expiration  Renewal
Tenant                 Feet      Rent       Date      Options
Others               23,895   $233,262    Various     Various
Vacant                3,930         --
                     27,825   $233,262

(c) Strawberry Fields Shopping Center ("Strawberry Fields").

  On December 12, 1985, the Partnership and Brauvin Real Estate Fund L.P. 5 ("BREF 5"), an affiliated public real estate limited partnership, formed a joint venture (the "Strawberry Joint Venture") to purchase Strawberry Fields located in West Palm Beach, Florida for $9,875,000. The Partnership has a 58% interest and BREF 5 has a 42% interest in the joint venture which owns Strawberry Fields. The purchase was funded with $3,875,000 cash at closing and $6,000,000 from the proceeds of a first mortgage loan.

  In February 1993, the Strawberry Joint Venture finalized a refinancing of the first mortgage loan on Strawberry Fields (the "Refinancing") with the lender. The Refinancing became effective retroactive to October 1992. Due to the Refinancing, the interest rate was reduced to 9% with monthly payments of interest only from October 1992 through November 1995. The Partnership has the option to extend the term of the loan and make monthly payments of principal and interest from December 1995 through November 1998, if it is not in default of the terms of the Refinancing. On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. From November 1, 1997 through the maturity date, December 1, 1998, the interest rate will revert to the original 9.0% rate.

  In 1993, the Strawberry Joint Venture determined that an impairment to the asset value of Strawberry Fields had occurred and was the result of deteriorating market conditions caused by an excess supply of office space. As a result, market rates declined causing lower than originally anticipated rental collections. The property was written down to the Strawberry Joint Venture's best estimate of the property's fair value. A $1,000,000 provision for investment property impairment was charged to operations in 1993.

  Strawberry Fields is a neighborhood retail development constructed on an 11.87 acre site in 1985. Strawberry Fields was initially anchored by Florida Choice, a combination food, drug and general merchandise chain. In 1987, the Kroger Company ("Kroger") purchased Family Mart, the original lessee, and renamed the store. Kroger then closed the Florida Choice store in November 1988; however, the original lease terms remained in effect and Kroger continued to pay rent. Although Kroger is obligated to continue to pay rent through March 31, 2005, the Strawberry Joint Venture has located and approved a sublease for a replacement tenant, Syms, a national discount clothing retailer, to sublease the space for the remainder of the original lease term. Strawberry Fields' main building contains 101,614 square feet of retail space and is complemented by two outparcel sites plus an older 5,400 square foot Uniroyal tire and automotive outlet. The outparcel sites are leased to Taco Bell, a division of PepsiCo, and Flagler National Bank. Strawberry Fields was 83% occupied at December 31, 1995.

  With the exception of Florida Choice, all leases at Strawberry Fields are net with each tenant paying its pro rata share of operating expenses. Local tenant leases and outparcel ground leases provide for the base rent to be increased in accordance with the Consumer Price Index. Even though Florida Choice has vacated the space and the space has been sublet to Syms it is still required to pay any increases in property taxes and insurance above the level incurred in 1986 (the first year of operation). Syms is not required to share in the operating expenses.

  The occupancy rate and average annual base rent per square foot at December 31 for the last five years are as follows:

                             1995    1994    1993    1992    1991
Occupancy Rate                83%     78%     77%     72%     69%

Average Annual Base
Rent Per Square Foot         $7.47  $7.58   $7.13   $7.93    $8.22

  Strawberry Fields has one tenant which individually occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1995:

                                       Annual              Lease
                            Square     Base   Expiration  Renewal   Nature of
Tenant                       Feet      Rent       Date    Options    Business
Florida Choice (1)
(sublet by Syms)            54,300   $380,100   3/2005   8/5 yrs ea.  Discount
                                                                      Clothing
Others                      29,899    231,198   Various    Various
Vacant                      17,415         --
                           101,614   $611,298

  (1) Includes Syms and Florida Choice base rent.

(d) Sabal Palm Square ("Sabal Palm")

  On October 31, 1986, the Partnership and BREF 5 formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership has a 47% interest in the joint venture which owns Sabal Palm and BREF 5 has a 53% interest in the joint venture which owns Sabal Palm. The purchase was funded with $2,724,000 cash at closing and a $3,200,000 interim loan. On February 19, 1987, the joint venture obtained a first mortgage loan in the amount of $3,200,000 collateralized by Sabal Palm from an unaffiliated lender. The loan was payable interest only at 9.5% per annum until February 1992, and now requires payments of principal and interest based on a 30 year amortization schedule. The remaining balance of the loan is payable in 1997.

  Sabal Palm is a neighborhood shopping center consisting of approximately 82,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn Dixie food store and Walgreens. Winn Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm was 99% occupied at December 31, 1995.

  The occupancy rate and average annual base rent per square foot at December 31 for the last five years are as follows:

                             1995    1994    1993    1992    1991
Occupancy Rate                99%     99%     92%     94%     90%

Average Annual Base
Rent Per Square Foot         $6.59   $6.26   $6.08  $6.18   $6.44

  Sabal Palm has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1995:

                               Annual      Lease
                   Square       Base     Expiration   Renewal      Nature of
Tenant              Feet        Rent        Date       Options      Business
Winn-Dixie          41,983     $142,239    4/2005     5/5 yrs ea.  Food Store
Walgreens           13,000       80,503    4/2025     2/5 yrs ea.  Drug Store
Others              32,650      355,381    Various      Various
Vacant               1,300           --
                    88,933     $578,123

  In the opinion of the General Partners, the Partnership has provided for adequate insurance coverage of its real estate investment properties.

Risks of Ownership

  The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of the leases, including making base rent payments or percentage rent payments to the Partnership. Such defaults by one or more of the tenants could have an adverse effect on the financial situation of the Partnership. Furthermore, the Partnership may be unable to replace these tenants due to competition in the market at the time any vacancy occurs. Additionally, there are costs to the Partnership when replacing tenants such as leasing commissions and tenant improvements. Such improvements may require expenditure of Partnership funds otherwise available for distribution.

Item 3.   Legal Proceedings.

  On July 22, 1994, a complaint was filed with the Second Judicial District Court, in the county of Bernalillo, in the state of New Mexico, against the Partnership and Brauvin Real Estate Fund L.P. 3 ("BREF 3"), (the "Defendants"). United of Omaha Life Insurance Company (the "Plaintiff") alleges that the Defendants failed and refused to make payments when due and are in default under the Modification Agreements, secured by the Fortune Building and a property in BREF 3, dated November 13, 1991. The Plaintiff declared due and owing, from the Partnership only, the principal sum of $1,232,621, together with accrued interest of $480,756, and non payment of cash flow payments in the amount of $109,777, totaling $1,823,154 together with interest from July 22, 1994. On September 6, 1994, the Partnership filed an answer and counterclaim. The counterclaim alleges breach of contract and breach of the duty of good faith and dealing.

  On July 18, 1995, the Plaintiff and Defendants agreed to dismiss all legal actions against each other. Furthermore, the parties agreed that the Partnership would make an additional payment of $55,898 to reduce the principal balance of the loan, which it did on July 24,1995. On August 10, 1995, in compliance with the agreement, an Order of Dismissal was entered in the Second Judicial District Court of the State of New Mexico.

Item 4.   Submission of Matters to a Vote of Security Holders.

  None.
                                   PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

  At December 31, 1995, there were approximately 810 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc., (the "Corporate General Partner") will redeem or repurchase outstanding Units.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

  There were no cash distributions to Limited Partners for 1995, 1994 and 1993.

Item 6.   Selected Financial Data.

                                  Year Ended      Year Ended   Year Ended
                                 December 31,    December 31,    December 31,
                                     1995            1994           1993

Selected Income Statement Data:

Total Income                       $ 2,207,832   $ 2,175,650     $ 2,122,336

Provision for Investment
  Property Impairment                       --            --       1,000,000

Net Income (Loss)                       48,179       (67,756)       (568,068)

Net Income (Loss) Per
  Limited Partnership Unit                4.99         (7.02)         (58.89)



Selected Balance Sheet Data:

Investment in Joint
  Venture                            1,003,960     1,019,775       1,085,379

Total Assets                        17,141,502    17,368,631      17,785,035

Mortgages Payable                   11,983,377    12,155,027      12,314,275

                                           Year Ended      Year Ended
                                          December 31,    December 31,
                                              1992            1991

Selected Income Statement Data:

Total Income                              $ 1,925,477      $2,109,721

Net Loss                                     (400,947)       (292,798)

Net Loss Per Limited
  Partnership Unit                             (41.56)         (30.35)



Selected Balance Sheet Data:

Investment in Joint Venture                   1,117,373     1,178,004

Total Assets                                 19,208,298    19,490,206

Mortgages Payable                            12,430,014    12,355,273

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates. See Item 2 for a description of the mortgage modifications effected to date.

  Fortune is located in Albuquerque, New Mexico. In years prior to 1989, the local market for office space had remained soft and the property had generated a negative cash flow. The Partnership therefore modified the mortgage in November 1989 to lower the monthly debt service payment for a two year period (the "First Loan Modification"). The difference between the pay rate and the stated mortgage rate was to be accrued and deferred. In connection with the Second Loan Modification (defined below), however, the deferred interest which accrued from October 1, 1989 through September 30, 1991 and the interest thereon from September 1, 1990 through November 1, 1991 pursuant to the First Loan Modification has been forgiven.

  In November 1991, the Partnership reached an agreement with the lender to modify the terms of the mortgage loan in a manner which has allowed the property to operate at a break-even or positive cash flow level (the "Second Loan Modification"). Pursuant to the Second Loan Modification, the annual interest rate was reduced from 11.875% to 3% effective as of July 1, 1991. The Partnership made monthly payments of interest, plus principal payments based upon a 30-year amortization schedule plus 100% of Available Cash Flow through June 1, 1992. The Partnership made monthly payments of interest, plus principal payments based upon a 25-year amortization schedule plus 100% of Available Cash Flow from July 1, 1992 through June 1, 1993 and now makes principal and interest payments based upon a 15-year amortization schedule plus 50% of Available Cash Flow for the period from July 1, 1993 through July 1, 1997. Based upon the modified terms, the Partnership received a credit in the approximate amount of $23,000 for overpayments made from July 1, 1991 through December 31, 1991. Fortune is currently operating at a positive cash flow level and the Partnership is current on its mortgage payments for the Fortune loan.

  The lender has the option to accelerate the loan maturity on July 1 of each year, if the property is not: (i) in good condition and repair; (ii) occupied at a rate that is equal to the prevailing occupancy rate for similar properties in the same locale; and (iii) leased at rental rates which are at least 90% of the prevailing rate for similar properties in the same locale. The Partnership believes that the property currently meets these standards and will continue to meet these standards. The occupancy level at December 31, 1995 for Fortune was 86%.

  Raleigh Springs has steadily generated positive cash flow due to strong anchor tenant sales and a consistently high occupancy level. While the Memphis retail market weakened as a result of current conditions, the center has attracted several new tenants to replace those whose leases had expired. In August 1992, one of the two anchor tenants, Children's Place, filed for bankruptcy and vacated the center. In November 1992, the Partnership leased this space to a national retailer, Toys "R" Us, to fill the vacancy. At December 31, 1995, the occupancy level at Raleigh Springs was 94%. T.J. Maxx, an anchor tenant, vacated its space in January 1996 but continued to pay rent through its lease expiration, March 31, 1996. The space is currently being marketed both regionally and nationally and there has been an expression of interest by a national retailer. This prospective tenant has requested and received a lease proposal and a set of building plans. At March 31, 1996, the occupancy level at Raleigh Springs was 75%.

  In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments are based on a 25-year amortization schedule. The Modified Loan capitalizes the August, September and October 1992 mortgage payments with the final payment due on October 1, 1999. The Partnership is current on its mortgage payments for the Raleigh Springs loan.

  The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. Although Strawberry Fields continued to generate negative operating cash flow in 1995 when compared to the negative operating cash flow in 1994 the property has shown an improvement due to the occupancy increase from 78% at December 31, 1994 to 83% at December 31, 1995. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center.

  In 1993, the Strawberry Joint Venture determined that an impairment to the asset value of Strawberry Fields had occurred and was the result of deteriorating market conditions caused by an excess supply of retail rental space. As a result, market rates declined causing lower than originally anticipated rental collections. The property was written down to the Strawberry Joint Venture's best estimate of the property's fair value. A $1,000,000 provision for investment property impairment was charged to operations in 1993.

  On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. As of November 1, 1997 and through the maturity date, December 1, 1998, the interest rate will revert to the original 9.0% rate.

  At Sabal Palm, the Partnership and its joint venture partner are working to sustain the occupancy level of the shopping center which stood at 99% as of December 31, 1995. Although the Sabal Palm retail market appears to be over built, the occupancy level of the building has stayed relatively steady and it has generated positive cash flow since the joint venture acquired the property in 1986.

  See Item 2 for a detailed description of the Partnership's properties.

  The General Partners expect to distribute proceeds from operations, if any, and from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancings or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

Results of Operations

  The Partnership's revenue and expenses are affected primarily by the operations of the properties. Property operations, and in particular the components of income, demand for space and rental rates are, to a large extent, determined by local and national market conditions. These market conditions, all beyond the control of the Partnership and its General Partners, have effected the real estate industry since the late 1980's and have combined to cause severe economic hardships for real estate owners. Some of the specific market conditions are as follows:

          The savings and loan crisis resulted in the creation of the Resolution Trust Corp. (RTC). The RTC sponsored auctions where large blocks of properties were sold at distressed prices. The low price paid by the new owners enabled them to reduce asking rental rates resulting in significantly lower market rents for all competing properties.

          The emergence of "Category Killer" retailers who occupied large "Box" spaces in new developments know as "Power Centers" attracted tenants from the smaller and more traditional "Community Centers" resulting in increased vacancies and downward pressure on market rental rates.

          The continuing softness in retail sales has resulted in store closings. This has in turn resulted in increased vacancies and an overall softness in demand for retail space which results in downward pressure on market rents.

  These conditions have generally adversely impacted the Partnership's property economics. Rental and occupancy rates have generally improved over the past year at all remaining properties; however, they remain below where they were when the properties were acquired. The specific impact of these economic conditions on 1995 and 1994 results are discussed in the section "Results of Operations - 1995 Compared to 1994", below.

  The General Partners conduct an in-depth assessment of each property's physical condition as well as a demographic analysis to assess opportunities for increasing occupancy and rental rates and decreasing operating costs. In all instances, decisions concerning restructuring of loan terms, reversions and subsequent operation of the property are made with the intent of maximizing the potential proceeds to the Partnership and, therefore, return of investment and income to Limited Partners.

  In certain instances and under limited circumstances, management of the Partnership entered into negotiations with lenders for the purpose of restructuring the terms of loans to provide for debt service levels that could be supported by operations of the properties. In such instances, the terms of the restructuring agreement generally provide the lender with the potential for recovering forgone economic benefits at the time the property is sold or refinanced. When negotiations are unsuccessful, management of the Partnership considers the possibility of reverting the properties to the first mortgage lender. Foreclosure proceedings may require 6 to 24 months to conclude.

  An affiliate of the Partnership and the General Partners is assigned responsibility for day-to-day management of the properties. The affiliate receives a combined management and leasing fee ("Management" fee) which cannot exceed 6% of gross revenues generated by the properties. Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, i.e., independent leasing agents. In all instances, fees paid by the Partnership to the property management affiliate are, in the General Partners opinion, comparable to fees that would be paid to independent third parties.

Results of Operations - 1995 Compared to 1994
          (Amounts Rounded in 000's)

  The Partnership earned net income of $48,000 in 1995 compared to a net loss of $68,000 in 1994. The $116,000 increase in the net income was a result of an increase of $33,000 in total income, a decrease of $36,000 in total expenses and an increase in Sabal Palm's net income of $43,000.

  The Partnership's total income was $2,208,000 in 1995 as compared to $2,175,000 in 1994, an increase of $33,000. Rental income increased by $30,000 for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase of rental income was primarily a result of rental income increasing at Fortune by $52,000. This increase at Fortune was attributable to an increase of occupancy which at December 31, 1994 was 79% and at December 31, 1995 was 86%. Interest income increased $18,000 in 1995 as compared to 1994 as a result of investing the Partnership's cash in Euro Currency investments.

  Total expenses incurred in 1995 were $2,328,000 compared to $2,364,000 in 1994 a decrease of $36,000. The $36,000 decrease was a result of all expenses decreasing slightly for the year ended December 31, 1995 compared to the year ended December 31, 1994. This was a result of the Partnership's efforts to curtail expenses at each of the properties.

  A summary of the changes in income and expense items for the year ended December 31, 1995 as compared to December 31, 1994, is detailed in the following schedule.

                   YEAR ENDED DECEMBER 31, 1995
                          AS COMPARED TO
                   YEAR ENDED DECEMBER 31, 1994

                                                 Increase
                                                (Decrease)         Increase
                                     Increase    in Costs        (Decrease)
                                    (Decrease)     and             in Net
                                     in Income    Expenses          Income
                                                [000's Omitted]
Income:
Rental                                 $ 30          $ --          $ 30
Interest                                 18            --            18
Other                                   (15)           --           (15)

     Total Income                        33            --            33

Expenses:
Mortgages and other interest             --           (23)           23
Depreciation                             --            (1)            1
Real estate taxes                        --             7            (7)
Other property operating                 --            (2)            2
Repairs and maintenance                  --             3            (3)
General and administrative               --           (20)           20

     Total Expenses                      --           (36)           36
Income before participation
 in Joint Ventures                       33           (36)           69

Equity interest in affiliated
 Joint Venture                           43            --            43

Minority Interest's share
 of affiliated Joint Venture              4            --             4

Net Income                             $ 80          $(36)         $116

Results of Operations - 1994 Compared to 1993
       (Amounts Rounded in 000's)

  The Partnership incurred a net loss of $68,000 in 1994 compared to a net loss of $568,000 in 1993. The $500,000 decrease in the net loss resulted primarily as a result of the $1,000,000 provision for investment property impairment on Strawberry Fields (the
Partnership's share of  the loss was $580,000) in 1993.

  The Partnership's total income was $2,175,000 in 1994 as compared to $2,122,000 in 1993 an increase of $53,000. Rental income increased by $56,000 as a result of a slight increase in the occupancies at the Partnership's properties.

  Total expenses incurred in 1994 were $2,364,000 compared to $3,241,000 in the prior year, a decrease of $877,000. The major cause for the decrease was the $1,000,000 provision for investment property impairment on Strawberry Fields (the Partnership's share of the loss was $580,000) in 1993.

  A summary of the changes in income and expense items for the year ended December 31, 1994 as compared to December 31, 1993, is detailed in the following schedule.

                  YEAR ENDED DECEMBER 31, 1994
                          AS COMPARED TO
                   YEAR ENDED DECEMBER 31, 1993

                                                 Increase
                                                (Decrease) (Increase)
                                   Increase      in Costs    Decrease
                                  (Decrease)       and       in Net
                                   in Income    Expenses       Loss
                                             [000's Omitted]
Income:
Rental                               $  56       $   --       $  56
Interest                                 3           --           3
Other                                   (6)          --          (6)

  Total Income                          53           --          53

Expenses:
Mortgages and other interest            --           43         (43)
Depreciation                            --          (26)         26
Real estate taxes                       --           36         (36)
Other property operating                --          (60)         60
Repairs and maintenance                 --           18         (18)
General and administrative              --          112        (112)
Provision for investment
 property impairment                    --       (1,000)      1,000

  Total Expenses                        --         (877)        877

Loss before participation
 in Joint Ventures                      53         (877)        930

Equity interest in
 affiliated Joint Venture               13           --          13

Minority Interest's share
 of affiliated Joint
 Venture                              (443)          --        (443)

Net Loss                             $(377)      $ (877)      $ 500

Item 8.   Consolidated Financial Statements and Supplementary Data

  See Index of Consolidated Financial Statements and Schedule on
Page F-1 and S-1 of this Form 10-K for consolidated financial statements and financial statement schedule, where applicable.

  The financial information required in Item 302 of Regulation S-K is not applicable.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

  There have been no changes in accountants or reported disagreement on any matter of accounting principals, practices or financial statement disclosure.

                        PART III
Item 10.  Directors and Executive Officers of the Partnership.

  The General Partners of the Partnership are:
          Brauvin Ventures, Inc., an Illinois corporation
          Mr. Jerome J. Brault, individually
          Mr. Cezar M. Froelich, individually

  Brauvin Ventures, Inc. was formed under the laws of the State of Illinois in 1983, with its issued and outstanding shares being owned by A.G.E. Realty Corporation, Inc. (50%), and Messrs. Jerome
J. Brault (beneficially) (25%) and Cezar M. Froelich (25%).

  The principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault . . . . . . . .Chairman of the Board of Directors,
                                                   Director and President

  Mr. James L. Brault. . . . . . . . . . . . Vice President and Secretary

  Mr. Robert J. Herleth. . . . . . . . . . . .Vice President and Director

  Mr. David W. Mesker. . . . . . . . . . . . . . . . . . . . . . Director

  Mr. Thomas J. Coorsh . . . . . . .Treasurer and Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  Mr. Jerome J. Brault (age 62) is Director, Chairman of the Board and President of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin Associates, Inc., Brauvin 6, Inc., Brauvin Advisory Services, Inc., Brauvin Securities Inc. and Brauvin Restaurant Properties, Inc. He is Director, President, Chairman of the Board, Chief Executive Officer and Secretary of Brauvin Management Company and Brauvin Financial, Inc. He is President and Director of Brauvin, Inc. He is also Director, President, Chairman of the Board and Chief Executive Officer of Brauvin Chili's Inc., Brauvin Realty Services, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Net Lease V, Inc., and Brauvin Realty Advisors V, L.L.C., as well as an individual general partner in seven other affiliated public limited partnerships.

Prior to Mr. Brault's affiliation with the Brauvin organization, he was the Chief Operating Officer of Burton J. Vincent, Chesley & Company, a New York Stock Exchange member firm. He is the father of James L. Brault, officer of certain affiliated Brauvin entities.

  Mr. Cezar M. Froelich (age 50) is a principal with the Chicago law firm of Shefsky Froelich & Devine Ltd., which acts as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is an individual general partner in seven other affiliated public limited partnerships and a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the corporate general partner in December 1994.

  Mr. James L. Brault (age 35) is a Vice President and Secretary of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Associates Inc., Brauvin Inc., Brauvin Securities, Inc. and Brauvin Restaurant Properties, Inc. He is Executive Vice President and Secretary of Brauvin Advisory Services, Inc. He is also Executive Vice President, Secretary and Director of Brauvin Realty Advisors IV, Inc., Brauvin Net Lease V, Inc., and Brauvin Realty Advisors V, L.L.C. Additionally, he is the Executive Vice President and Assistant Secretary of Brauvin Management Company and Brauvin Financial, Inc., as well as a Director of Brauvin Financial, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Loan Division of the First National Bank of Chicago, based in their Washington, D.C. office. Mr. Brault joined the First National Bank of Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150,000,000. Mr. Brault is a son of Mr. Jerome J. Brault, the managing general partner of the Partnership.

  Mr. Robert J. Herleth (age 43) is a Vice President and Director of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., and Brauvin 6, Inc. He joined A.G. Edwards & Sons, Inc. in 1980 and presently serves as a Vice President of A.G.E. Realty Corp. Mr. Herleth is also a director and officer of Gull-AGE Capital Group and its subsidiaries.

  Mr. David W. Mesker (age 64) is a Director of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc. and Brauvin 6, Inc. Mr. Mesker is presently a Senior Vice President of A.G. Edwards & Sons, Inc. and a Director and officer of Gull-AGE Capital Group and its subsidiaries.

  Mr. Thomas J. Coorsh (age 46) is the Treasurer and Chief Financial Officer of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Net Lease V, Inc., Brauvin Realty Advisors V, L.L.C., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc., Brauvin Inc., Brauvin Associates, Inc., Brauvin Advisory Services, Inc. and Brauvin Restaurant Properties, Inc. He is responsible for the overall financial management of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is responsible for partnership accounting and financial reporting to regulatory agencies. From May 1992 until joining Brauvin in November of 1993, Mr. Coorsh was self-employed as a business consultant. Between 1990 and 1992, Mr. Coorsh was the senior vice president of finance and chief accounting officer for Lexington Homes, a large, Illinois home builder. In 1990 Mr. Coorsh left The Balcor Company, a major real estate syndicator, property manager and lender to join Lexington Homes. Mr. Coorsh began work at The Balcor Company in 1985 and his most recent position was first vice president - finance. Mr. Coorsh's responsibilities at Balcor included property management accounting and finance; treasury; and financial and strategic planning. Before joining Balcor, Mr. Coorsh held financial positions with several large, public corporations headquartered in the Chicago metropolitan area. Mr. Coorsh is a Certified Public Accountant.

Item 11.  Executive Compensation.

  (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner as described under the caption "Compensation Table" on pages 10 to 12 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distributions of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-9 to A-12 of the Agreement attached as Exhibit A to the Partnership's Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10. Reference is also made to Notes 3 and 5 of the Notes to Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

  The General Partners received an allocation of the Partnership's loss for 1995, 1994 and 1993. An affiliate of the General Partners received Acquisition Fees (as such term is defined in the Agreement) in connection with the real property investments made by the Partnership in 1985 and 1986 in the aggregate amount of $940,300.

  An affiliate of the General Partners of the Partnership is reimbursed for its direct expenses relating to the administration of the Partnership.

  The Partnership does not have any employees and therefore there is no compensation paid.

  (c, d, e & f)  Not applicable.

  (g) The Partnership has no employees and pays no employee or director compensation.

  (h & i) Not applicable.

  (j) Compensation Committee Interlocks and Insider Participation. Since the Partnership had no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

  (k)            Not applicable.

  (l)            Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

  (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

  (b)     The officers and directors of the Corporate General
          Partner of the Partnership do not, individually or as a group, own any Units.

  (c) The Partnership is not aware of any arrangements, the operations of which may result in a change of control of the Partnership.

  No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units. The General Partners will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation."

Item 13.  Certain Relationships and Related Transactions.

  (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the section of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 10 to 15 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-14 to A-17. The relationship of the Corporate General Partner to its affiliates is set forth in
Item 10. Cezar M. Froelich is an individual general partner of the Partnership and is also principal of the law firm of Shefsky Froelich & Devine Ltd., which firm acts as securities and real estate counsel to the Partnership. Reference is made to Note 5 of the Notes to Consolidated Financial Statements for a summary of transactions with affiliates.

  (c)     No management persons are indebted to the Partnership.

  (d)     There have been no transactions with promoters.

                                  PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

  (a)     The following documents are filed as part of this report:

      (1) (2)  Consolidated Financial Statements and Schedules.
               (See Index to Consolidated Financial Statements filed with this annual report).

      (3)      Exhibits required by the Securities and Exchange
               Commission Regulation S-K Item 601:

               Exhibit No.    Description
                *3.(a)        Restated Limited Partnership
                              Agreement
                *3.(b)        Articles of Incorporation of Brauvin
                              Ventures, Inc.
                *3.(c)        By-Laws of Brauvin Ventures, Inc.
                *3.(d)        Amendment to the Certificate of
                              Limited Partnership of the
                              Partnership
                *10.(a)       Escrow Agreement
                *10.(b)(1)    Management Agreement
                  27.             Financial Data Schedule
                *28.          Pages 10-15, A-9 to A-12 and A-14 to
                              A-17 of the Partnership's Prospectus
                              and the Agreement dated March 1,
                              1985, as supplemented.

* Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 2-88609) on Form
S-11 filed under the Securities Act of 1933.

(b) The Partnership did not file any report on Form 8-K during the fourth quarter of 1995.

(c) An annual report for the fiscal year 1995 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish such reports to the Securities and Exchange Commission when it is sent at that time.

(d) See financial statements for Brauvin/Sabal Palm Square
Associates on page S-1.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BRAUVIN REAL ESTATE FUND L.P. 4

                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner

                              By:  /s/ Jerome J. Brault
                                   Jerome J. Brault
                                   Chairman of the Board of
                                   Directors and President

                              By:  /s/ James L. Brault
                                   James L. Brault
                                   Vice President and Secretary

                              By:  /s/ Robert J. Herleth
                                   Robert J. Herleth
                                   Vice President and Director

                              By:  /s/ David W. Mesker
                                   David W. Mesker
                                   Director

                              By:  /s/ Thomas J. Coorsh
                                   Thomas J. Coorsh
                                   Chief Financial Officer and
                                   Treasurer

                         INDIVIDUAL GENERAL PARTNERS

                                   /s/ Jerome J. Brault
                                   Jerome J. Brault

                                   /s/ Cezar M. Froelich
                                   Cezar M. Froelich

Dated: March 29, 1996

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                    Page

Report of Independent Auditors . . . . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheets, December 31, 1995
  and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated Statements of Operations, for the years
  ended December 31, 1995, 1994, and 1993. . . . . . . . . . . . .   F-4

Consolidated Statements of Partners' Capital, for
  the years ended December 31, 1995, 1994 and 1993 . . . . . . . .   F-5

Consolidated Statements of Cash Flows, for the years
  ended December 31, 1995, 1994 and 1993 . . . . . . . . . . . . .   F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . .   F-7

Schedule III -- Real Estate and Accumulated
  Depreciation, December 31, 1995. . . . . . . . . . . . . . . . .   F-15

All other schedules provided for in Item 14(a)(2) of Form 10-K are either not required, or are inapplicable, and therefore have been omitted or equivalent information has been included herein.

                  Report of Independent Auditors

To the Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying consolidated balance sheets of Brauvin Real Estate Fund L.P. 4 as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brauvin Real Estate Fund L.P. 4 at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with general accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.


                                       /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 8, 1996

                            CONSOLIDATED BALANCE SHEETS

                                          December 31,   December 31,
                                              1995           1994
ASSETS
Cash and cash equivalents                 $   508,304   $   404,347
Tenant receivables
     (net of allowance of $50,152
     in 1995 and $19,204 in 1994)             167,296        45,979
Escrow deposits                                96,748       147,988
Other assets                                   40,996        56,922
Due from affiliates                            52,901            --
Investment in affiliated joint venture      1,003,960     1,019,775
                                            1,870,205     1,675,011
Investment in real estate,  at cost:
     Land                                   4,035,301     4,035,301
     Buildings                             16,213,855    16,195,230
                                           20,249,156    20,230,531
     Less: accumulated depreciation        (4,977,859)   (4,536,911)
Total investment in real estate, net       15,271,297    15,693,620

          Total Assets                    $17,141,502   $17,368,631

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses     $   119,148   $   124,588
Security deposits                              43,484        40,013
Mortgages payable                          11,983,377    12,155,027
          Total Liabilities                12,146,009    12,319,628

Minority interest in affiliated
     joint venture                            610,490       712,179

Partners' capital
General Partners                              (16,353)      (16,835)
Limited Partners (9,550 limited
     partnership units issued and
     outstanding)                           4,401,356     4,353,659
          Total Partners' Capital           4,385,003     4,336,824

          Total Liabilities and
              Partners' Capital           $17,141,502   $17,368,631

   See accompanying notes to consolidated financial statements
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                               Year Ended    Year Ended     Year Ended
                              December 31,   December 31,   December 31,
                                   1995          1994          1993
INCOME
Rental                          $1,896,239    $1,866,121   $1,810,409
Interest                            26,996         9,426        6,201
Other, primarily
     expense reimbursements        284,597       300,103      305,726
          Total income           2,207,832     2,175,650    2,122,336

EXPENSES
Interest                         1,074,732     1,098,025    1,055,001
Depreciation                       440,948       442,300      468,019
Real estate taxes                  272,931       265,751      230,256
Repairs and maintenance             48,153        44,968       26,951
Other property operating           217,863       220,376      280,222
General and
     administrative                273,150       293,127      180,779
Provision for investment
     property impairment                --            --    1,000,000
          Total expenses         2,327,777     2,364,547    3,241,228

Equity in net income
     from an affiliated
     joint venture                  66,435        22,991        9,319

Loss before minority
     interest's share in
     affiliated joint
     venture                       (53,510)     (165,906)  (1,109,573)

Minority interest's
     share of affiliated
     joint venture                 101,689        98,150      541,505

Net Income (Loss)               $   48,179    $  (67,756)  $ (568,068)

NET INCOME (LOSS) ALLOCATED TO:
     GENERAL PARTNERS           $      482    $     (678)  $   (5,681)
     LIMITED PARTNERS               47,697       (67,078)    (562,387)
                                $   48,179    $  (67,756)  $ (568,068)
NET INCOME (LOSS) PER
 LIMITED PARTNERSHIP
 INTEREST (9,550 UNITS)         $     4.99    $    (7.02)  $   (58.89)

       See accompanying notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
               Years Ended December 31, 1995, 1994 and 1993



                                   General     Limited
                                  Partners    Partners      Total

BALANCE at January 1, 1993         $(10,476) $4,983,124   $4,972,648

  Net loss                           (5,681)   (562,387)    (568,068)

BALANCE at December 31, 1993        (16,157)  4,420,737    4,404,580

  Net loss                             (678)    (67,078)     (67,756)

BALANCE at December 31, 1994        (16,835)  4,353,659    4,336,824

  Net income                            482      47,697       48,179

BALANCE at December 31, 1995       $(16,353) $4,401,356   $4,385,003








       See accompanying notes to consolidated financial statements
                             CONSOLIDATED STATEMENTS OF CASH FLOW

                                       Year Ended    Year Ended    Year Ended
                                       December 31,  December 31,  December 31,
                                          1995          1994          1993
Cash Flow From Operating  Activities:
Net income (loss)                       $  48,179     $(67,756)     $(568,068)
Adjustments to reconcile net income
(loss) to net cash provided by
   operating activities:
Equity interest in joint venture
   net income                             (66,435)     (22,991)        (9,319)
Minority interest's share of
   affiliated joint venture's
   net loss                              (101,689)     (98,150)      (541,505)
Provision for investment property
   impairment                                  --           --      1,000,000
Provision for doubtful accounts            35,281       59,150         50,950
Depreciation                              440,948      442,300        468,019
Amortization                               18,918       18,918         18,979
Changes in operating assets and liabilities:
(Increase) decrease in tenant
   receivables, net                      (156,598)      18,100        (66,162)
Decrease (increase) in escrow
deposits                                   51,240      (38,974)       122,792
(Increase) decrease in due from
   affiliates                             (52,901)      29,747        (29,747)
Increase in other assets                   (2,992)      (1,439)        (2,028)
Decrease in accounts payables
    and accrued expenses                   (5,440)    (104,516)      (271,047)
Increase (decrease) in security
   deposits                                 3,471       (3,534)         1,864
Net cash provided by operating
 activities                               211,982      230,855        174,728

Cash Flow From Investing Activities:
Capital expenditures                      (18,625)     (49,307)       (68,547)
Cash distribution from joint
   ventures                                82,250       88,595         41,313
Contribution from Minority Partner
   of affiliated joint venture                 --       16,800         71,232
Net cash provided by investing
   activities                              63,625       56,088         43,998

Cash Flow From Financing Activities:
Repayment of mortgages                   (171,650)    (159,248)      (115,739)
Loan fees                                      --           --        (68,434)
Cash used in financing activities        (171,650)    (159,248)      (184,173)

Net increase in cash and cash
 equivalents                              103,957      127,695         34,553
Cash and cash equivalents at
beginning of year                         404,347      276,652        242,099
Cash and cash equivalents at
 end of year                            $ 508,304    $ 404,347      $ 276,652




           See accompanying notes to consolidated financial statements

(1)  ORGANIZATION

  Brauvin Real Estate Fund L.P. 4 (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. The General Partners of the Partnership are Brauvin Ventures, Inc., Jerome J. Brault and Cezar M. Froelich. Brauvin Ventures, Inc. is owned by A.G.E. Realty Corporation (50%), and by Messrs. Brault (beneficially) (25%) and Froelich (25%). A.
G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Accounting Method

  The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

  Income Taxes

  A partnership is not subject to the payment of Federal or State income taxes because components of its income and expenses flow through directly to the partners. For tax purposes, the net carrying value of the real estate for the Partnership is $12,047,079.

  Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanied notes. Actual results could differ from those estimates.

  Consolidation of Joint Venture Partnership

  The Partnership owns a 58% controlling interest in an affiliated joint venture which acquired Strawberry Fields Shopping Center and a 47% interest in an affiliated joint venture which acquired Sabal Palm Square Shopping Center (See Note 7). The accompanying consolidated financial statements have consolidated 100% of the assets and liabilities of the Strawberry Fields Shopping Center.
In 1994 and 1993 the Partnership and its joint venture partner ("BREF 5") contributed cash to Strawberry Fields to cover cash flow operating deficiencies. BREF 5's portion of this contribution is shown as "contribution from minority partner of affiliated joint venture" on the cash flow statement. The minority interest in the consolidated joint venture is adjusted for the joint venture partner's share of income or loss and any cash contributions or cash disbursements from the joint venture partner. The investment in the Sabal Palm Square Shopping Center has been recorded using the equity method. All intercompany items and transactions have been eliminated.

     Property

     The Partnership's rental properties are stated at cost adjusted for acquisition costs, leasing commissions, tenant improvements and net of provision for write-down. Depreciation and amortization are recorded on a straight-line basis over the estimated economic lives of the properties which approximate 38 years and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (See Note 4).

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 by the Partnership had no effect on the financial statements for 1995.

     Fair Value of Financial Instruments

     The Partnership adopted SFAS No. 107 in 1995, which requires entities to disclose the fair value of financial assets and liabilities for which it is practicable to estimate. Fair value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. The financial assets and liabilities of the Partnership include cash and cash equivalents, due from affiliates, tenant receivables, investment in joint venture, accounts payable and mortgages payable.

     At December 31, 1995, the Partnership believes the carrying amount of its financial instruments, not including long-term debt or investment in joint venture, approximates the fair value due to relatively short maturity of these instruments. The mortgages payable are believed to have a fair value which approximates the carrying amount based upon i)recent modifications of the terms of existing loans and ii) the variable rates offered for debt of similar instrument in the market for the remaining maturities. The aggregate fair values presented do not represent the underlying fair value of the Partnership. It was not practicable to estimate the fair value of the Partnership's investment in joint venture because of the lack of a quoted market price and the inability to estimate the fair value without incurring excessive costs. The Partnership believes the investment is not impaired. The Partnership has no other significant financial instruments.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with a maturity of 90 days or less when purchased to be a cash equivalent.

     Reclassifications

     Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation. This has not affected the previously reported results of operations.

(3)  PARTNERSHIP AGREEMENT

     The Partnership Agreement (the "Agreement") provides that 99% of the net profits and losses from operations of the Partnership for each fiscal year shall be allocated to the Limited Partners and 1% of net profits and losses from operations shall be allocated to the General Partners. The net profit of the Partnership from the sale or other disposition of a Partnership property shall be allocated as follows: first, there shall be allocated to the General Partners the greater of: (i) 1% of such net profits; or (ii) the amount distributable to the General Partners as Net Sale Proceeds from such sale or other disposition in accordance with paragraph 2, SECTION K of the Agreement; and second, all remaining profits shall be allocated to the Limited Partners. The net loss of the Partnership from any sale or other disposition of a Partnership property shall be allocated as follows: 99% of such net loss shall be allocated to the Limited Partners and 1% of such net loss shall be allocated to the General Partners.

     The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating
Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said year, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net
Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners.

     At December 31, 1995, the Preferential Distribution Deficiency equaled $8,487,565.

(4)  MORTGAGES PAYABLE

     Mortgages payable at December 31, 1995 and 1994 consist of the following:
                                             Interest              Date
                                 1995          1994       Rate      Due
Raleigh Springs
  Marketplace                   $ 4,981,633 $ 5,042,203 (a)10.0%    10/99
Fortune Professional
Building                        1,058,127   1,157,207    (b)3.0%    07/97
Strawberry Fields                 5,943,617   5,955,617  (c)7.5%    12/98
                                $11,983,377 $12,155,027

  Maturities of the mortgages payable are as follows:

                      1996                  $   294,409
                      1997                    1,197,461
                      1998                    5,732,365
                      1999                    4,759,142
                                            $11,983,377

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  (b) The Partnership has made or will make monthly payments of interest and principal payments based upon a: (i) 25-year amortization schedule plus 100% of Available Cash Flow from July 1, 1992 through June 1, 1993; and (ii) 15-year amortization schedule plus 50% of Available Cash Flow from July 1, 1993 through July 1, 1997.

  The lender has the option to accelerate the loan maturity July
1 of each year, if the property is not: (i) in good condition and repair; (ii) occupied at a rate that is equal to the prevailing occupancy rate for similar properties in the same locale; and (iii) leased at rental rates which are at least 90% of the prevailing rate for similar properties in the same locale. The property currently meets these standards.

  (c) In February 1993, the Partnership and its joint venture partner (the "Strawberry Joint Venture"), finalized a refinancing of the first mortgage loan on Strawberry Fields (the "Refinancing") with the lender. The Refinancing became effective retroactive to October 1992. Due to the Refinancing, the interest rate was reduced to 9% with monthly payments of interest only from October 1992 through November 1995. The Strawberry Joint Venture has the option to extend the term of the loan and make monthly payments of principal and interest from December 1995 through November 1998, if it is not in default of the terms of the Refinancing. On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. From November 1, 1997 through the maturity date, December 1, 1998, the interest rate will revert to the original 9.0% rate.

  The Partnership is required to make balloon mortgage payments for Fortune in the amount of $931,991 on July 1, 1997 and for Strawberry Fields in the amount of $5,437,606 at December 1, 1998. Raleigh Springs, Fortune and Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

  The Partnership paid interest on all of its mortgages of $1,064,193, $1,072,313 and $1,221,642 in 1995, 1994 and 1993,
respectively.

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or their affiliates for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                     1995        1994                1993
  Management fees                       $127,198   $125,165        $114,955
  Reimbursable office expenses           104,430    135,098         105,143
  Legal fees                                 365      2,551          30,743

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $7,507 and $7,803 for legal services, as of December 31, 1995 and 1994, respectively.

(6)  OPERATING LEASES

  The following is a schedule of future minimum rental payments due to the Partnership under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995:

  Year ending December 31:
        1996                         $ 1,618,775
        1997                           1,334,670
        1998                           1,073,121
        1999                             878,999
        2000                             775,951
        Thereafter                     5,561,705
        Total                        $11,243,221

  Rental income received from Toys "R" Us and T.J. Maxx tenants at Raleigh and Florida Choice (including the Syms sublet) tenant at Strawberry Fields approximate 12.2%, 10.2% and 21.3% respectively of rental income for the Partnership for the year ended December 31, 1995. For the years ended December 31, 1994 and 1993, rental income received from Toys "R" Us, T.J. Maxx and Florida Choice were approximately 12.6%, 10.6% and 22.1% and approximately 12.9%, 10.7% and 21.1%, respectively.

(7)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm and accounts for its investment under the equity method. The following are condensed financial statements for Sabal Palm:

BALANCE SHEETS:
                                         December 31,         December 31,
                                              1995                 1994
Land, building and personal
  property, net                            $5,114,800        $5,249,787
Other assets                                  200,298           115,204
                                           $5,315,098        $5,364,991

Mortgage payable                           $3,113,064        $3,138,864
Other liabilities                              62,277            52,722
                                            3,175,341         3,191,586
Partners' capital                           2,139,757         2,173,405
                                           $5,315,098        $5,364,991

INCOME STATEMENTS:
                                        Years Ended December 31,
                                    1995         1994        1993
Rental income                          $694,020     $644,317   $587,337
Other income                            136,732       87,240     92,240
                                        830,752      731,557    679,577

Mortgage and other interest             301,664      299,293    301,854
Depreciation                            134,987      135,460    140,432
Operating and administrative
  expenses                              252,749      247,888    217,463
                                        689,400      682,641    659,749

Net income                             $141,352     $ 48,916   $ 19,828

                                                             SCHEDULE III
                                                    BRAUVIN REAL ESTATE FUND L.P. 4
                                                   (a Delaware limited partnership)

                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1995
                                                                                       Gross Amount at Which Carried
                                                   Initial Cost (a)                      at  Close of Period (b)
                                                           Buildings,                          Buildings,
                                                            Personal         Cost of              Personal
                                                          Property and  Subsequent            Property and
Accumulated
   Description     Location     Encumbrances (c)  Land     Improvements Improvements    Land
Improvements  Total  Depreciation (b)
Raleigh Springs
 Marketplace      Tennessee     $ 4,981,633   $1,577,413    $ 6,309,654   $213,102    $1,577,413 $
6,522,756 $ 8,100,169  $1,968,826
Fortune Professional
 Building (e)     New Mexico      1,058,127      506,667      2,026,671    143,580       460,678
1,986,291   2,446,969     706,059
Strawberry Fields
 Shopping Center  Florida         5,943,617    2,197,845      8,500,213      3,960     1,997,210
7,704,808   9,702,018   2,302,974
                                $11,983,377   $4,281,925    $16,836,538   $360,642    $4,035,301
$16,213,855 $20,249,156  $4,977,859

<F1>
NOTES:
   (a)  The cost of this real estate is $21,249,156 for tax purposes.  Buildings are depreciated over
31.5 years and personal
        property over 5 years using the straight line method.  The properties were constructed between 1982 and 1985.
   (b)  The following schedule summarizes the changes in the Partnership's real estate and accumulated depreciation balances:

         Real estate                                               1995           1994            1993
          Balance at beginning of year                         $20,230,531    $20,181,224     $21,112,677
          Deduction-Provision for investment
           property impairment                                          --             --     (1,000,000)
          Additions-land, buildings and improvements                18,625         49,307          68,547
          Balance at end of year                               $20,249,156    $20,230,531     $20,181,224

         Accumulated depreciation                                  1995          1994             1993
          Balance at beginning of year                         $ 4,536,911    $ 4,094,611     $ 3,626,592
          Provision for depreciation                               440,948        442,300         468,019
          Balance at end of year                               $ 4,977,859    $ 4,539,911     $ 4,094,611

<F2>
   (c)  Encumbrances: See Note 4 of Notes to the Consolidated Financial Statements.
   (d)  Balances reflect the allocation of a $1,000,000 investment property write-down on
Strawberry Fields Shopping Center for
        permanent impairment in 1993.
   (e)  The Partnership's basis in the office building located in New Mexico was reduced by
$229,949 in 1988 when a liability
        representing the minority interest in the property was eliminated in connection with a legal settlement.

                       Brauvin/Sabal Palm Square Associates
                         (a Florida general  partnership)

             Years ended December 31, 1995, 1994 and 1993 (unaudited)
                with Report of Independent Auditors

                  INDEX TO FINANCIAL STATEMENTS

                             CONTENTS



Report of Independent Auditors . . . . . . . . . . . . . . . . . . . S-2

Balance Sheets, December 31, 1995 and 1994 . . . . . . . . . . . . . S-3

Statements of Income for the Years Ended
December 31, 1995, 1994 and 1993 (unaudited) . . . . . . . . . . . . S-4

Statements of Partners' Capital for the Years Ended
December 31, 1995, 1994 and 1993 (unaudited) . . . . . . . . . . . . S-5

Statements of Cash Flows for the Years Ended
December 31, 1995, 1994 and 1993 (unaudited) . . . . . . . . . . . . S-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . S-7




All schedules provided for in Item 14(a) (2) of Form 10-K are either not required, or are inapplicable, and therefore have been omitted or equivalent information has been included herein.

                  Report of Independent Auditors

To the Partners of
Brauvin/Sabal Palm Square Associates

We have audited the accompanying balance sheets of Brauvin/Sabal Palm Square Associates as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brauvin/Sabal Palm Square Associates at December 31, 1995 and 1994, and the results of its operations and its cash flow for each of the two years in the period ended December 31, 1995, in conformity with general accepted accounting principles.






                                        /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 8, 1996

                                   BALANCE SHEETS

                                           December 31,  December 31,
                                               1995          1994
ASSETS
Cash                                      $    82,012   $    31,983
Escrow and other deposits                      50,725        40,287
Tenant receivables (net of allowance
   for doubtful accounts of $15,686
   and $430 in 1995 and 1994,
   respectively)                               58,252        31,379
Other assets     9,309                         11,555
                                              200,298       115,204

Investment in real estate, at cost:
   Land                                     1,266,865     1,266,865
   Buildings and personal property          5,234,937     5,234,937
                                            6,501,802     6,501,802
   Less: accumulated depreciation          (1,387,002)   (1,252,015)
Total investment in real estate, net        5,114,800     5,249,787

        Total Assets                       $5,315,098    $5,364,991



LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and accrued
   expenses                               $    32,742   $    26,648
Security deposits                              29,535        26,074
Mortgage payable                            3,113,064     3,138,864
        Total Liabilities                   3,175,341     3,191,586

Partners' capital                           2,139,757     2,173,405

        Total Liabilities and
             Partners' Capital             $5,315,098    $5,364,991





                      See accompanying notes.

                             STATEMENTS OF INCOME
       For the Years Ended December 31, 1995, 1994 and 1993

                                                             (Unaudited)
                                         1995        1994        1993

INCOME:
Rent                                  $694,020    $644,317     $581,679
Interest                                 2,971       2,064        2,524
Other, primarily tenant
   expense reimbursements              133,761      85,176       95,374

Total income   830,752                 731,557     679,577

EXPENSES:
Mortgage and other interest            301,664     304,074      306,635
Depreciation   134,987                 135,460     135,652
Real estate taxes                       81,980      81,267       91,675
Operating                              103,932     119,190      119,218
General and administrative              66,837      42,650        6,569

Total expenses                         689,400     682,641      659,749

Net income                            $141,352    $ 48,916     $ 19,828

Net income allocated to
   Brauvin Real Estate
   Fund L.P. 4                        $ 66,435    $ 22,991     $  9,319

Net income allocated to
   Brauvin Real Estate
   Fund L.P. 5                        $ 74,917    $ 25,925     $ 10,509










                      See accompanying notes.

                     STATEMENTS OF PARTNERS' CAPITAL
       For the Years Ended December 31, 1995, 1994 and 1993

                                         Brauvin      Brauvin
                                       Real Estate   Real Estate
                                       Fund L.P. 4   Fund L.P. 5   Total

Balance at January 1, 1993
   (unaudited)                          $1,117,373  $1,263,688  $2,381,061

   Net income                                9,319      10,509      19,828
   Cash distributions                      (41,313)    (46,587)    (87,900)

Balance at December 31, 1993
   (unaudited)                           1,085,379   1,227,610   2,312,989

   Net income                               22,991      25,925      48,916
   Cash distributions                      (88,595)    (99,905)   (188,500)

Balance at December 31, 1994             1,019,775   1,153,630   2,173,405

   Net income                               66,435      74,917     141,352
   Cash distributions                      (82,250)    (92,750)   (175,000)

Balance at December 31, 1995            $1,003,960  $1,135,797  $2,139,757
















                     See accompanying notes.

                           STATEMENTS OF CASH FLOWS
       For the Years Ended December 31, 1995, 1994 and 1993
                               (Unaudited)

                                            1995        1994       1993
Cash Flow From Operating
   Activities:
Net income                               $ 141,352  $  48,916   $  19,828
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
Depreciation                               134,987    135,460     135,652
Provision for doubtful accounts             15,256     13,200       3,500
Rent abatement                               1,113      6,564      (5,658)
Changes in operating assets
      and liabilities:
   Increase in tenant receivables          (43,242)    (6,505)    (14,069)
   (Increase) decrease in escrow
      and other deposits                   (10,438)    (2,096)        541
   Decrease in other assets                  2,246      1,906      11,386
   Increase (decrease) in accounts
      payable and accrued expenses           6,094     (3,070)     (4,306)
   Increase (decrease) in
      security deposits                      3,461      2,154      (3,496)
Net cash provided by
   operating activities                    250,829    196,529     143,378

Cash Flow From Investing
   Activities:
Capital expenditures                            --     (3,979)         --
Cash used in investing activities               --     (3,979)         --

Cash Flow From Financing
   Activities:
Principal repayments on
   mortgage payable                        (25,800)   (23,471)    (21,352)
Cash distributions to General
   Partners                               (175,000)  (188,500)    (87,900)
Cash used in financing activities         (200,800)  (211,971)   (109,252)

Net increase (decrease) in cash             50,029    (19,421)     34,126
Cash at beginning of year                   31,983     51,404      17,278
Cash at end of year                       $ 82,012   $ 31,983    $ 51,404


                      See accompanying notes.

                        NOTES TO FINANCIAL STATEMENTS

(1)   ORGANIZATION

   On October 31, 1986, Brauvin Real Estate Fund L.P. 4 ("BREF 4") and Brauvin Real Estate Fund L.P. 5 ("BREF 5"), Delaware limited partnerships (organized for the purpose of investing in diversified portfolios of industrial and/or commercial income-producing properties), formed a joint venture, Brauvin/Sabal Palm Square Associates (the "Partnership"), which purchased Sabal Palm Square Shopping Center ("Sabal Palm"), a shopping center in Palm Bay, Florida, for $5,924,000. BREF 4 has a 47% interest in the joint venture and BREF 5 has a 53% interest in the joint venture.

(2)   SIGNIFICANT ACCOUNTING POLICIES

   Accounting Method

   The accompanying financial statements have been prepared using the accrual method of accounting.

   Income Taxes

   No provision for federal income taxes has been made in the financial statements, as the liability for such taxes is that of the Partners of BREF 4 and BREF 5. For tax purposes, the net carrying value of the real estate for the Partnership is $3,864,494.

   Property

   The Partnership's rental property is stated at cost adjusted for acquisition costs, leasing commissions and tenant improvements. Depreciation and amortization are recorded on a straight-line basis over the estimated economic life of the property which approximates 38 years and the term of the applicable leases, respectively. The Partnership's property is subject to a first mortgage lien (see Note
4).

   In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

The Partnership's adoption of Statement No. 121 in the first quarter 1995 did not have a material effect on the financial statements.

   As the Partnership has historically reviewed long-lived assets for impairment in accordance with the provision of SFAS No. 121, the current year adoption did not have a material effect on the Partnership's financial position or results of operations.

   Contingent Rentals

   The Partnership receives percentage rents from an anchor tenant. Such rents are recognized as collected.

   Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanied notes. Actual results could differ from those estimates.

   Fair Value of Financial Instruments

   The Partnership adopted SFAS No. 107 in 1995, which requires entities to disclose the fair value of financial assets and liabilities for which it is practicable to estimate. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transactions between willing parties, other than a forced or liquidation sale. The financial assets and liabilities of the Partnership include cash, tenant receivables, accounts payable and mortgage payable.

   At December 31, 1995, the Partnership believes the carrying amount of its financial instruments, not including the mortgage payable, approximates the fair value due to relatively short maturity of these instruments. The mortgage payable is believed to have a fair value which approximates the carrying amount based upon interest rates offered for debt of similar maturities as such relates to the mortgage payable held by the Partnership.

(3)   PARTNERSHIP AGREEMENT

   The Partnership Agreement provides that all operating profits and losses and cash flow, all profits or losses from the sale or refinancing, and all proceeds from the sale of property will be allocated 47% to BREF 4 and 53% to BREF 5.

(4)   MORTGAGE PAYABLE

   Mortgage payable at December 31, 1995 and 1994 consist of the following:
                                              1995        1994

   Sabal Palm Square Shopping Center       $3,113,064    $3,138,864

   Maturity of the mortgage payable is as follows:

           1996               $   28,361
           1997                3,084,703
                              $3,113,064

   Interest is payable monthly at 9.5%. The Partnership is required to make a balloon mortgage payment for Sabal Palm in the amount of $3,082,216 on February 1, 1997. It is the General Partners' intention to refinance this loan when it matures. There is no assurance that the General Partners will be successful in their refinancing efforts in which case the Partnership would sustain a loss.

   The Partnership paid interest on its mortgage of $297,088, $299,417 and $301,536 in 1995, 1994 and 1993 (unaudited), respectively.

(5)   TRANSACTIONS WITH AFFILIATES

      Fees, commissions and other expenses paid to the General Partners or their affiliates for the years ended December 31, 1995, 1994 and 1993 were as follows:
                                                          (Unaudited)
                                        1995         1994      1993
        Management fees              $46,679      $43,250   $39,310

   The Partnership believes the amounts paid to affiliates are representative of amounts that would have been paid to independent parties for similar services. As of December 31, 1995, 1994 and 1993 (unaudited), no amounts were payable to affiliates.

(6)   OPERATING LEASES

   The Partnership is the lessor in several operating lease agreements. The minimum future rental income to be received on these noncancelable operating leases (excluding escalation rentals) is as follows:

                                                1996          $  473,337
                                                1997             344,265
                                                1998             261,340
                                                1999             238,673
                                                2000             238,673
                                          Thereafter           2,620,442
                              Total minimum payments          $4,176,730

   Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Minimum rentals received from the anchor tenants at Sabal Palm; Winn Dixie and Walgreens, approximated 25% and 14%, respectively, of rental income for the year ended December 31, 1995, approximated 27% and 15%, respectively, of rental income for the year ended December 31, 1994 and approximated 28% and 16%, respectively, of rental income for the year ended December 31, 1993 (unaudited).

   Contingent rental income approximated $116,000, $107,000 and $85,000 in 1995, 1994 and 1993 (unaudited), respectively.