Form 10QSB
period 1996-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 1996-05-14
CIK 736908

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   March 31, 1996

                                or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from        to

     Commission File Number   0-13402

                 Brauvin Real Estate Fund L.P. 4
      (Exact name of small business issuer as specified in its charter)

                 Delaware                 36-3304339
     (State or other jurisdiction of    (I.R.S. Employer
      incorporation or organization)    Identification No.)

     150 South Wacker Drive, Chicago, Illinois  60606
     (Address of principal executive offices)  (Zip Code)

                          (312) 443-0922
       (Registrant's telephone number, including area code)

       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No    .

                              INDEX

                                                               Page

PART I  Financial Information

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . .3

        Consolidated Balance Sheet at March 31, 1996 . . . . . . . . .4

        Consolidated Statements of Operations for the
        three months ended March 31, 1996 and 1995 . . . . . . . . . .5

        Consolidated Statements of Cash Flows for the
        three months ended March 31, 1996 and 1995 . . . . . . . . . .6

        Notes to Consolidated Financial Statements . . . . . . . . . .7

Item 2. Management's Discussion and Analysis or Plan
        of Operations. . . . . . . . . . . . . . . . . . . . . . . . .9

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

Item 4. Submissions of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . 12

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                  PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following Consolidated Balance Sheet as of March 31, 1996, Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995 and Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                    CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                                                     March 31,
                                                       1996
ASSETS
Cash and cash equivalents                                $   768,938
Tenant receivables (net of
 allowance of $69,011)                                        60,869
Escrow deposits                                              153,506
Other assets                                                  36,593
Investment in affiliated joint venture                       993,289
                                                           2,013,195

Investment in real estate, at cost:
 Land                                                      4,035,301
 Buildings                                                16,217,830
                                                          20,253,131
 Less: accumulated depreciation                           (5,088,217)
Total investment in real estate, net                      15,164,914
   Total Assets                                          $17,178,109

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                    $   182,329
Security deposits                                             46,057
Mortgages payable                                         11,910,655
   Total Liabilities                                      12,139,041

Minority interest in affiliated joint venture                598,622

Partners' Capital
General Partners                                             (15,799)
Limited Partners (9,550 limited partnership
 units issued and outstanding)                             4,456,245
   Total Partners' Capital                                 4,440,446

   Total Liabilities and Partners' Capital               $17,178,109


   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months Ended March 31, 1996 and 1995
                           (UNAUDITED)

                                            1996             1995
INCOME
Rental                                       $474,422          $453,142
Interest                                        8,336             5,437
Other, primarily tenant expense
 reimbursements                                73,226            68,349
   Total income                               555,984           526,928

EXPENSES
Interest                                      248,718           273,570
Depreciation                                  110,358           108,799
Real estate taxes                              70,500            67,200
Repairs and maintenance                         7,428            15,962
Operating                                      67,411            53,568
General and administrative                     67,823            54,643
   Total expenses                             572,238           573,742

Equity in net income from
 affiliated joint venture                      59,829            52,209

Income before minority interest's
 share in affiliated joint venture             43,575             5,395

Minority interest's share of
 affiliated joint venture                      11,868            22,254

Net Income                                   $ 55,443          $ 27,649

Net Income Per Limited Partnership
 Interest (9,550 Units)                      $   5.75          $   2.87






   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three Months Ended March 31, 1996 and 1995
                           (UNAUDITED)

                                                  1996        1995
Cash Flows From Operating Activities:
Net income                                          $ 55,443     $ 27,649
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Equity in affiliated joint venture's
 net income                                          (59,829)     (52,209)
Minority interest's share of affiliated
 joint venture net loss                              (11,868)     (22,254)
Provision for doubtful accounts                       18,859        4,605
Depreciation                                         110,358      108,799
Normalized rental revenue                               (856)         780
Changes in operating assets and liabilities:
 Decrease (increase) in tenant
   receivables, net                                   88,424      (56,333)
 Increase in escrow deposits                         (56,758)     (62,455)
 Decrease in other assets                              4,403        6,900
 Decrease in due from affiliate                       52,901           --
 Increase in accounts payable
   and accrued expenses                               63,181       61,221
 Increase in security deposits                         2,573          814
Net cash provided by operating activities            266,831       17,517

Cash Flows From Investing Activities:
Capital expenditures                                  (3,975)      (6,094)
Cash distribution from affiliated
 joint venture                                        70,500       56,400
Net cash provided by investing activities             66,525       50,306

Cash Flows From Financing Activities:
Repayment of mortgages                               (72,722)     (34,174)
Cash used in financing activities                    (72,722)     (34,174)

Net increase in cash and cash equivalents            260,634       33,649
Cash and cash equivalents at
 beginning of period                                 508,304      404,347
Cash and cash equivalents at
 end of period                                      $768,938     $437,996

   See notes to consolidated financial statements (unaudited).

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. This has not affected the previously reported results of operations.

(3)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or their affiliates for the three months ended March 31, 1996 and 1995, were as follows:

                                            1996          1995
     Management fees                          $37,728        $32,070
     Reimbursable office expenses              26,250         25,050
     Legal fees                                    14             --

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $7,507 and $8,103 for legal services, as of March 31, 1996 and 1995, respectively.

(4)  INVESTMENT IN AFFILIATED JOINT VENTURE

     The Partnership owns a 47% interest in Sabal Palm and accounts for its investment under the equity method. The following are condensed income statements for Sabal Palm:

     INCOME STATEMENTS:
                                                Three Months Ended March 31,
                                        1996           1995

     Rental income                         $295,924       $281,813
     Interest income                            777            402
                                            296,701        282,215

     Mortgage and other interest             75,076         75,694
     Depreciation                            33,573         33,959
     Operating and
       administrative expenses               60,757         61,478
                                            169,406        171,131
     Net income                            $127,295       $111,084

ITEM 2.   Management's Discussion and Analysis or Plan of
          Operations.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates.

     The occupancy level at Fortune at March 31, 1996 and March 31, 1995 was 93% as compared to 86% at December 31, 1995. The
Partnership is continuing to work to sustain the occupancy level of Fortune. Fortune operated at a positive cash flow for the three months ended March 31, 1996.

     Raleigh operated at a positive cash flow for the three months ended March 31, 1996. The occupancy level at Raleigh at March 31, 1996 was 72% compared to 94% at December 31, 1995 and 98% at March 31, 1995.

     The decline in occupancy at Raleigh was due to a major tenant, T.J. Maxx, vacating during the three months ended March 31, 1996. T.J. Maxx vacated its space in January 1996 but continued to pay rent through its lease expiration, March 31, 1996. The space is currently being marketed both regionally and nationally and there has been an expression of interest by a national retailer. This prospective tenant had requested and received a lease proposal with a set of building plans. However, this prospective tenant has decided not to pursue this space. Due to the vacancy of this space, which occupies 23% of the center, the Partnership anticipates a significant decrease in cash flow. Management of the Partnership continues to actively market this space to alleviate this situation.

     Strawberry Fields operated at a positive cash flow for the three months ended March 31, 1996. The occupancy level at Strawberry Fields at March 31, 1996 and December 31, 1995 was 83% compared to 85% at March 31, 1995.

     At Sabal Palm, the Partnership and its joint venture partner are continuing to work to sustain the occupancy level, which stood at 99% at March 31, 1996, December 31, 1995 and March 31, 1995.
Although the Sabal Palm retail market appears to be overbuilt, the property has operated at a positive cash flow since its acquisition in 1986.

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

Results of Operations - Three Months Ended March 31, 1996 and 1995
     (Amounts rounded to 000's)

     The Partnership generated net income of $55,000 for the three months ended March 31, 1996 as compared to net income of $28,000 for the same three month period in 1995. The $27,000 increase in net income resulted primarily from a $29,000 increase in total income.

     Total income for the three months ended March 31, 1996 was $556,000 as compared to $527,000 for the same three month period in 1995, an increase of $29,000. The $29,000 increase resulted primarily from a $37,000 increase in rental income at Fortune ($19,000) and Strawberry ($18,000) offset by a $16,000 decrease at Raleigh. The increase in rental income at Fortune and Strawberry was the result of increase rental rates at both properties while the decrease at Raleigh was a result of the decline of the occupancy rate since March 31, 1995.

     For the three months ended March 31, 1996 total expenses were $572,000 as compared to $574,000 for the same three month period in 1995, a decrease of $2,000. The $2,000 decrease in total expenses was the result of a decrease in interest expense of $25,000 and a decrease in repairs and maintenance of $9,000 which were offset by an increase in operating expense of $14,000 and an increase in general and administrative expenses of $13,000. The decrease in interest expense was due primarily to a $22,000 decrease in interest expense at Strawberry as a result of the decrease in the interest rate from 9.0% to 7.55% on November 1, 1995 when the loan was restructured. Operating expenses increased by $14,000 which primarily consisted of an increase in management fees of $6,000. General and administrative expenses increased by a total of $13,000 which was primarily due to a $14,000 increase in provision for bad debts. Provision for bad debts increased $8,000 at Fortune and $6,000 at Strawberry Fields.
                     PART II - OTHER INFORMATION


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

                         DATE:  May 14, 1996


                         BY:    /s/ Thomas J. Coorsh
                                Thomas J. Coorsh
                                Chief Financial Officer and
                                Treasurer

                         DATE:  May 14, 1996