Form 10QSB
period 1996-06-30
BRAUVIN REAL ESTATE FUND LP 4
filed 1996-08-13
CIK 736908

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   June 30, 1996

                                or

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

                          (312) 443-0922
         (Issuer's telephone number, including area code)


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

        Consolidated Balance Sheet at June 30, 1996. . . . . . . . . .4

        Consolidated Statements of Operations for the
        Six Months Ended June 30, 1996 and 1995. . . . . . . . . . . .5

        Consolidated Statements of Operations for the
        Three Months Ended June 30, 1996 and 1995. . . . . . . . . . .6

        Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 1996 and 1995. . . . . . . . . . . .7

        Notes to Consolidated Financial Statements . . . . . . . . . .8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . . 10

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 14

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . 14

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . 14

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . 14

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                  PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following Consolidated Balance Sheet as of June 30, 1996, Consolidated Statements of Operations for the six and three months ended June 30, 1996 and 1995 and Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                    CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                                                     June 30,
                                                       1996
ASSETS
Cash and cash equivalents                                $   725,238
Tenant receivables (net of
 allowance of $80,668)                                        72,799
Escrow deposits                                              211,217
Other assets                                                  43,662
Investment in affiliated joint venture                       972,617
                                                           2,025,533

Investment in real estate, at cost:
 Land                                                      4,035,301
 Buildings                                                16,225,202
                                                          20,260,503
 Less: accumulated depreciation                           (5,202,564)
Total investment in real estate, net                      15,057,939
   Total Assets                                          $17,083,472

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                    $   256,651
Security deposits                                             50,784
Mortgages payable                                         11,837,372
   Total Liabilities                                      12,144,807

Minority interest in affiliated joint venture                589,324

Partners' Capital
General Partners                                             (16,710)
Limited Partners (9,550 limited partnership
 units issued and outstanding)                             4,366,051
   Total Partners' Capital                                 4,349,341

   Total Liabilities and Partners' Capital               $17,083,472


   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Six months Ended June 30, 1996 and 1995
                           (UNAUDITED)

                                            1996             1995
INCOME
Rental                                       $  905,929        $  932,023
Interest                                         17,386            12,870
Other, primarily tenant expense
 reimbursements                                 126,647            88,331
   Total income                               1,049,962         1,033,224

EXPENSES
Interest                                        492,194           546,379
Depreciation                                    224,705           219,380
Real estate taxes                               137,580           134,182
Repairs and maintenance                          15,600            21,480
Operating                                       122,210           108,109
General and administrative                      153,658           116,689
   Total expenses                             1,145,947         1,146,219

Equity in net income from
 affiliated joint venture                        39,157            56,720

Loss before minority interest's
 share in affiliated
 joint venture                                  (56,828)          (56,275)

Minority interest's share of
 affiliated joint venture                        21,166            40,853

Net Loss                                     $  (35,662)       $  (15,422)

Net Loss Per Limited Partnership
 Interest (9,550 Units)                          $(3.70)           $(1.60)





   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months Ended June 30, 1996 and 1995
                           (UNAUDITED)

                                            1996             1995
INCOME
Rental                                       $431,507            $478,881
Interest                                        9,050               7,433
Other, primarily tenant expense
 reimbursements                                53,421              19,982
   Total income                               493,978             506,296

EXPENSES
Interest                                      243,476             272,809
Depreciation                                  114,347             110,581
Real estate taxes                              67,080              66,982
Repairs and maintenance                         8,172               5,518
Operating                                      54,799              54,541
General and administrative                     85,835              62,046
   Total expenses                             573,709             572,477

Equity in net (loss) income from
 affiliated joint venture                     (20,672)              4,511

Loss before minority interest's
 share in affiliated
 joint venture                               (100,403)            (61,670)

Minority interest's share of
 affiliated joint venture                       9,298              18,599

Net Loss                                     $(91,105)           $(43,071)

Net Loss Per Limited Partnership
 Interest (9,550 Units)                        $(9.44)             $(4.47)





   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six Months Ended June 30, 1996 and 1995
                           (UNAUDITED)

                                                  1996        1995
Cash Flows From Operating Activities:
Net loss                                            $(35,662)   $(15,422)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
Equity in affiliated joint venture's
 net loss                                            (39,157)    (56,720)
Minority interest's share of affiliated
 joint venture net loss                              (21,166)    (40,853)
Provision for doubtful accounts                       36,213       6,405
Depreciation                                         224,705     219,380
Normalized rental revenue                              4,850       2,494
Changes in operating assets and liabilities:
 Decrease (increase) in tenant
   receivables, net                                   53,434     (21,162)
 Increase in escrow deposits                        (114,469)    (52,422)
 Increase in other assets                             (2,666)    (35,499)
 Decrease in due from affiliate                       52,901          --
 Increase in accounts payable
   and accrued expenses                              137,503      93,822
 Increase in security deposits                         7,300       4,521
Net cash provided by operating activities            303,786     104,544

Cash Flows From Investing Activities:
Capital expenditures                                 (11,347)    (16,547)
Cash distribution from affiliated
 joint venture                                        70,500      56,400
Net cash provided by investing activities             59,153      39,853

Cash Flows From Financing Activities:
Repayment of mortgages                              (146,005)    (68,862)
Cash used in financing activities                   (146,005)    (68,862)

Net increase in cash and cash equivalents            216,934      75,535
Cash and cash equivalents at
 beginning of period                                 508,304     404,347
Cash and cash equivalents at
 end of period                                      $725,238    $479,882

   See notes to consolidated financial statements (unaudited).

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. This has not affected the previously reported results of operations.

(3)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or their affiliates for the six months ended June 30, 1996 and 1995, were as follows:

                                            1996          1995
     Management fees                          $62,693        $61,269
     Reimbursable office expenses              52,500         50,100
     Legal fees                                   257            281

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $7,265 and $7,822 for legal services, as of June 30, 1996 and 1995, respectively.

(4)  INVESTMENT IN AFFILIATED JOINT VENTURE

     The Partnership owns a 47% interest in Sabal Palm and accounts for its investment under the equity method. The following are condensed income statements for Sabal Palm:

     INCOME STATEMENTS:
                                                  Six Months Ended June 30,
                                          1996         1995
     Rental income                           $407,191     $459,746
     Interest income                            1,624        1,167
                                              408,815      460,913

     Mortgage and other interest              149,987      151,140
     Depreciation                              67,312       67,718
     Operating and
       administrative expenses                108,204      121,374
                                              325,503      340,232
     Net income                              $ 83,312     $120,681

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates.

     The occupancy level at Fortune at June 30, 1996 was 96% as compared to 86% at December 31, 1995 and 93% at June 30, 1995. The Partnership is continuing to work to sustain the occupancy level of Fortune. Fortune operated at a positive cash flow for the six months ended June 30, 1996.

     Raleigh operated at a positive cash flow for the six months ended June 30, 1996. The occupancy level at Raleigh at June 30,
1996 was 75% compared to 94% at December 31, 1995 and 98% at June
30, 1995.

     The decline in occupancy at Raleigh was due to a major tenant, T.J. Maxx, vacating during the first quarter of 1996. T.J. Maxx vacated its space in January 1996 but continued to pay rent through its lease expiration, March 31, 1996. The space is currently being marketed both regionally and nationally. There has been an expression of interest by a health group for approximately 37% of the T.J. Maxx space. A proposal has been received from this prospective tenant and in return has received a lease for approval. A carpet store has expressed an interest in the remaining portion of the T. J. Maxx space but no agreement has been reached at this time. Due to the vacancy of this space, which occupies 21% of the center, the Partnership anticipates a significant decrease in cash flow. Management of the Partnership continues to actively market this space to alleviate this situation.

     Strawberry Fields operated at a positive cash flow for the six months ended June 30, 1996. The occupancy level at Strawberry
Fields at June 30, 1996 was 90% as compared to 83% at December 31, 1995 and 82% at June 30, 1995.

     At Sabal Palm, the Partnership and its joint venture partner are continuing to work to sustain the occupancy level, which stood at 97% at June 30, 1996 as compared to 99% at December 31, 1995 and June 30, 1995. Although the Sabal Palm retail market appears to be overbuilt, the property has operated at a positive cash flow since its acquisition in 1986.

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

Results of Operations - Six months Ended June 30, 1996 and 1995
     (Amounts rounded to 000's)

     The Partnership generated a net loss of $36,000 for the six months ended June 30, 1996 as compared to a net loss of $15,000 for the six months ended June 30, 1995. The $21,000 increase in net loss resulted primarily from a $18,000 decrease in the Partnership's equity interest in Sabal Palm's net income.

     Total income for the six months ended June 30, 1996 was $1,050,000 as compared to $1,033,000 for the same six month period in 1995, an increase of $17,000. The $17,000 increase resulted primarily from a $39,000 increase in other tenant reimbursements which was offset by a $26,000 decrease in rental income. The $39,000 increase in other tenant reimbursements was mainly attributed to an increase of $45,000 at Raleigh. The decrease of $26,000 in rental income was mainly attributed to a decrease of $75,000 at Raleigh which was offset by an increase at Fortune ($16,000) and Strawberry ($33,000). The increase in rental income at Fortune and Strawberry was the result of increased rental rates at both properties while the decrease at Raleigh was a result of T.J. Maxx vacating its space in the first quarter of 1996. This space occupies approximately 21% of the center.

     For the six months ended June 30, 1996 total expenses were $1,146,000 as compared to the same for the six months ended June 30, 1995. Although total expenses for the six months ended June 30, 1996 and 1995 stayed constant interest expense decreased $54,000 and repairs and maintenance decreased $5,000. These decreases were partially offset by an increase in operating expense of $14,000 and an increase in general and administrative expenses of $37,000. The decrease in interest expense was due primarily to a $49,000 decrease in interest expense at Strawberry as a result of the decrease in the interest rate from 9.0% to 7.55% on November 1, 1995 when the loan was restructured. General and administrative expenses increased by a total of $37,000 which was primarily due to a $30,000 increase in provision for bad debts. Provision for bad debts increased $7,000 at Raleigh, $8,000 at Fortune and $15,000 at Strawberry Fields.

Results of Operations - Three months Ended June 30, 1996 and 1995
     (Amounts rounded to 000's)

     The Partnership generated a net loss of $91,000 for the three months ended June 30, 1996 as compared to a net loss of $43,000 for the three months ended June 30, 1995. The $48,000 increase in net loss resulted primarily from a $26,000 decrease in the Partnership's equity interest in Sabal Palm's net income.

     Total income for the three months ended June 30, 1996 was $494,000 as compared to $506,000 for the three months ended June 30, 1995, a decrease of $12,000. The $12,000 decrease was a result of a decrease of $47,000 in rental income offset by an increase in tenant reimbursables of $33,000. The $47,000 decrease in rental income was attributable to a $59,000 decrease in Raleigh's rental income due to the T.J. Maxx vacant space. The decrease in Raleigh's rental income was offset by a $15,000 increase in rental income at Strawberry. The $33,000 increase in tenant reimbursables resulted from a $36,000 increase at Raleigh and $3,000 decrease at Strawberry.

     For the three months ended June 30, 1996 total expenses were $574,000 as compared to $572,000 for the same three month period in 1995, an increase of $2,000. The $2,000 increase in total expenses was the result of a decrease in interest expense of $30,000 which was offset by an increase in general and administrative expenses of $24,000, an increase of repairs and maintenance of $3,000 and an increase of $4,000 in depreciation expense. The decrease in interest expense was due primarily to a $27,000 decrease in interest expense at Strawberry as a result of the decrease in the interest rate from 9.0% to 7.55% on November 1, 1995 when the loan was restructured. General and administrative expenses increased by a total of $24,000 which was primarily due to a $16,000 increase in provision for bad debts. Provision for bad debts increased $7,000 at Fortune and $8,000 at Strawberry Fields.

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



                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 4



                         BY:    /s/ Jerome J. Brault
                                Jerome J. Brault
                                Chairman of the Board of
                                Directors and President

                         DATE:  August 13, 1996


                         BY:    /s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer
                                and Treasurer

                         DATE:  August 13, 1996