Form 10QSB
period 1996-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 1996-11-13
CIK 736908

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended   September 30, 1996

                                or

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

        Consolidated Balance Sheet at September 30, 1996 . . . . . . . 4

        Consolidated Statements of Operations for the
        Nine Months Ended September 30, 1996 and 1995. . . . . . . . . 5

        Consolidated Statements of Operations for the
        Three Months Ended September 30, 1996 and 1995 . . . . . . . . 6

        Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1996 and 1995. . . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . . . . . . 8

Item 2. Management's Discussion and Analysis or Plan
        of Operation . . . . . . . . . . . . . . . . . . . . . . . . .10

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

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . .14

Item 4. Submission of Matters to a Vote of Security
        Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . .14

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .14

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                  PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The following Consolidated Balance Sheet as of September 30, 1996, Consolidated Statements of Operations for the nine and three months ended September 30, 1996 and 1995 and Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                    CONSOLIDATED BALANCE SHEET
                        September 30, 1996
                           (Unaudited)

ASSETS
Cash and cash equivalents                                   $   744,778
Tenant receivables (net of allowance of $73,544)                139,763
Escrow deposits                                                 105,900
Other assets                                                     76,473
Investment in affiliated joint venture                          947,593
                                                              2,014,507
Investment in real estate, at cost:
 Land                                                         4,035,301
 Buildings                                                   15,674,011
                                                             19,709,312
 Less: Accumulated depreciation                              (4,751,229)
Total investment in real estate, net                         14,958,083

   Total Assets                                             $16,972,590


LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                      $    192,810
Due to affiliates                                                 5,880
Security deposits                                                50,784
Mortgages payable                                            11,763,516
   Total Liabilities                                         12,012,990

Minority interest in affiliated joint venture                   588,151

Partners' Capital
General Partners                                                (16,488)
Limited Partners (9,550 limited partnership
 units issued and outstanding)                                4,387,937
   Total Partners' Capital                                    4,371,449

   Total Liabilities and Partners' Capital                  $16,972,590


   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Nine Months Ended September 30, 1996 and 1995
                           (Unaudited)

                                              1996           1995
INCOME
Rental                                          $1,342,885     $1,413,723
Interest                                            25,743         19,845
Other, primarily tenant expense
 reimbursements                                    219,889        201,120
   Total income                                  1,588,517      1,634,688

EXPENSES
Interest                                           736,621        818,198
Depreciation                                       335,549        329,105
Real estate taxes                                  171,742        199,312
Repairs and maintenance                             23,980         25,104
Operating                                          172,690        164,167
General and administrative                         223,811        163,963
   Total expenses                                1,664,393      1,699,849

Equity in net income from
 affiliated joint venture                           39,982         53,436

Loss before minority interest's
 share in affiliated joint venture                 (35,894)       (11,725)

Minority interest's share of
 affiliated joint venture                           22,337         65,719

Net (Loss) Income                               $  (13,557)    $   53,994

Net (Loss) Income Per Limited
 Partnership Interest (9,550 Units)             $    (1.41)    $     5.60






   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months Ended September 30, 1996 and 1995
                           (Unaudited)

                                              1996           1995
INCOME
Rental                                           $436,956        $481,700
Interest                                            8,357           6,975
Other, primarily tenant expense
 reimbursements                                    93,242         112,789
   Total income                                   538,555         601,464

EXPENSES
Interest                                          244,428         271,818
Depreciation                                      110,843         109,725
Real estate taxes                                  34,163          65,131
Repairs and maintenance                             8,380           3,625
Operating                                          50,480          56,056
General and administrative                         70,153          47,274
   Total expenses                                 518,447         553,629

Equity in net income (loss) from
 affiliated joint venture                             825          (3,284)

Income before minority
 interest's share in affiliated
 joint venture                                     20,933          44,551

Minority interest's share of
 affiliated joint venture                           1,172          24,867

Net Income                                       $ 22,105        $ 69,418

Net Income Per Limited Partnership
 Interest (9,550 Units)                          $   2.29        $   7.20





   See notes to consolidated financial statements (unaudited).

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Nine Months Ended September 30, 1996 and 1995
                           (Unaudited)

                                                   1996                1995
Cash Flows From Operating Activities:
Net (loss) income                                    $(13,557)   $ 53,994
Adjustments to reconcile net (loss)
 income to net cash provided by
 operating activities:
Equity in net income from affiliated
 joint venture                                        (39,982)    (53,436)
Minority interest's share of affiliated
 joint venture net loss                               (22,337)    (65,719)
Provision for doubtful accounts                        39,219       2,821
Depreciation                                          335,549     329,105
Normalized rental revenue                              (8,547)      4,446
Changes in operating assets and liabilities:
 Increase in tenant receivables, net                   (3,140)   (106,364)
 (Increase) decrease in escrow deposits                (9,152)     15,454
 Increase in other assets                             (35,477)    (35,639)
 Decrease (increase) in due from affiliates            58,781     (56,069)
 Increase in accounts payable
   and accrued expenses                                73,661      93,352
 Increase in security deposits                          7,300       5,471
Net cash provided by operating activities             382,318     187,416

Cash Flows From Investing Activities:
Capital expenditures                                  (22,334)    (16,881)
Cash distribution from affiliated
 joint venture                                         96,350      82,250
Net cash provided by investing activities              74,016      65,369

Cash Flows From Financing Activities:
Repayment of mortgages                               (219,860)   (123,586)
Cash used in financing activities                    (219,860)   (123,586)

Net increase in cash and cash equivalents             236,474     129,199
Cash and cash equivalents at
 beginning of period                                  508,304     404,347
Cash and cash equivalents at
 end of period                                       $744,778    $533,546

   See notes to consolidated financial statements (unaudited).

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. This has not affected the previously reported results of operations.

(3)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid to the General Partners or their affiliates for the nine months ended September 30, 1996 and 1995, were as follows:

                                            1996          1995
     Management fees                          $89,125        $91,419
     Reimbursable office expenses              82,191         75,150
     Legal fees                                   257            350

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $7,265 and $7,452 for legal services, as of September 30, 1996 and 1995, respectively.

(4)  INVESTMENT IN AFFILIATED JOINT VENTURE

     The Partnership owns a 47% interest in Sabal Palm and accounts for its investment under the equity method. The following are condensed income statements for Sabal Palm:

     INCOME STATEMENTS:
                                      Nine Months Ended September 30,
                                           1996            1995
     Rental and other income                 $570,067       $622,946
     Interest income                            2,881          2,098
                                              572,948        625,044

     Interest expense                         224,566        226,532
     Depreciation                             101,134        105,165
     Operating and
       administrative expenses                162,180        179,654
                                              487,880        511,351

     Net Income                              $ 85,068       $113,693

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates.

     The occupancy level at Fortune at September 30, 1996 was 96% as compared to 86% at December 31, 1995 and 97% at September 30,
1995. The Partnership is continuing to work to sustain the occupancy level of Fortune. Fortune operated at a positive cash flow for the nine months ended September 30, 1996.

     Raleigh operated at a positive cash flow for the nine months ended September 30, 1996. The occupancy level at Raleigh at September 30, 1996 was 80% compared to 94% at December 31, 1995 and 99% at September 30, 1995.

     The decline in occupancy at Raleigh was due to a major tenant, T.J. Maxx, vacating during the first quarter of 1996. T.J. Maxx vacated its space in January 1996 but continued to pay rent through its lease expiration, March 31, 1996. The space is currently being marketed both regionally and nationally. During the third quarter a health group signed a $9.00 per square foot lease for approximately 40% of the T.J. Maxx space. Due to the vacancy of remaining T.J. Maxx space, which occupies approximately 13% of the center, the Partnership anticipates a decrease in cash flow. Management of the Partnership continues to actively market this space to alleviate this situation.

     Strawberry Fields operated at a positive cash flow for the nine months ended September 30, 1996. The occupancy level at Strawberry Fields at September 30, 1996 was 90% as compared to 83% at December 31, 1995 and at September 30, 1995.

     At Sabal Palm, the Partnership and its joint venture partner are continuing to work to sustain the occupancy level, which stood at 91% at September 30, 1996 as compared to 99% at December 31, 1995 and at September 30, 1995. Although the Sabal Palm retail market appears to be overbuilt, the property has operated at a positive cash flow since its acquisition in 1986. The Sabal Palm mortgage loan matures on February 1, 1997. The General Partners' are currently working with third party lenders to refinance this loan when it matures but there is no assurance that the General Partners will be successful in their refinancing efforts in which case the Partnership would sustain a loss upon foreclosure.

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

Results of Operations-Nine months Ended September 30, 1996 and 1995 (Amounts rounded to 000's)

     The Partnership generated a net loss of $14,000 for the nine months ended September 30, 1996 as compared to net income of $54,000 for the nine months ended September 30, 1995, a $68,000 decrease in net income. The $68,000 decrease in net income resulted primarily from a $46,000 decrease in total income, a $13,000 decrease in the Partnership's equity interest in Sabal Palm's net income and a $43,000 decrease in the minority interest's share of Strawberry's net loss. These decreases were offset by a $35,000 decrease in total expenses.

     Total income for the nine months ended September 30, 1996 was $1,589,000 as compared to $1,635,000 for the same nine month period in 1995, a decrease of $46,000. The $46,000 decrease resulted primarily from a $71,000 decrease in rental income. The $71,000 decrease in rental income was mainly attributed to a $138,000 decrease in rental income at Raleigh. The $138,000 decrease in Raleigh's rental income was offset by a $18,000 increase in rental income at Fortune and a $49,000 increase in rental income at Strawberry Fields. The decrease in rental income at Raleigh was the result of T.J. Maxx vacating its space in the first quarter of 1996. During the third quarter, approximately 40% of the T.J. Maxx space was leased to a health group at $9.00 per square foot. The $18,000 increase in rental income at Fortune was a result of increased rental rates on released spaces and the $49,000 increase in rental income at Strawberry Fields was a result of occupancy increasing from 83% at September 30, 1995 to 90% at September 30, 1996.

     For the nine months ended September 30, 1996 total expenses were $1,664,000 as compared to $1,700,000 for the nine months ended September 30, 1995, a decrease of $36,000. The $36,000 decrease was mainly attributed to a $82,000 decrease in interest expense and a $28,000 decrease in real estate taxes which were offset by a $60,000 increase in general and administrative expenses. The $82,000 decrease in interest expense was due primarily to a $74,000 decrease in interest expense at Strawberry as a result of the decrease in the interest rate from 9.0% to 7.55% on November 1, 1995 when the loan was restructured. The $28,000 decrease in real estate taxes was primarily due to a $35,000 decrease in Raleigh's real estate taxes which resulted from real estate tax refunds on prior year taxes. General and administrative expenses increased by $60,000 which was primarily due to a $42,000 increase in provision for bad debts. Provision for bad debts increased $28,000 at Raleigh and $15,000 at Strawberry Fields.

Results of Operations-Three months Ended September 30, 1996 and
1995 (Amounts rounded to 000's)

     The Partnership generated net income of $22,000 for the three months ended September 30, 1996 as compared to net income of $69,000 for the three months ended September 30, 1995, a $47,000 decrease in net income. This $47,000 decrease in net income resulted primarily from a $63,000 decrease in total income and a $24,000 decrease in the minority interest's share in Strawberry's net loss. These decreases were offset by a $35,000 decrease in total expenses.

     Total income for the three months ended September 30, 1996 was $539,000 as compared to $601,000 for the three months ended September 30, 1995, a decrease of $63,000. The $63,000 decrease was a result of a decrease of $45,000 in rental income and a decrease of $20,000 in tenant expense reimbursements. The $45,000 decrease in rental income was attributable to a $63,000 decrease in Raleigh's rental income. The decrease in Raleigh's rental income was offset by a $16,000 increase in rental income at Strawberry. The $20,000 decrease in tenant expense reimbursements resulted from a $43,000 decrease at Raleigh and a $22,000 increase at Strawberry. The $63,000 decrease in rental income and the $43,000 decrease in tenant expense reimbursements at Raleigh were a result of the vacant T.J. Maxx space. The $16,000 increase in rental income and the $22,000 increase in tenant expense reimbursements at Strawberry Fields was a result of occupancy increasing from 83% at September 30, 1995 to 90% at September 30, 1996.

     For the three months ended September 30, 1996 total expenses were $518,000 as compared to $554,000 for the same three month period in 1995, a decrease of $36,000. The $36,000 decrease in total expenses was the result of a decrease in interest expense of $27,000 and a $31,000 decrease in real estate taxes which were offset by an increase in general and administrative expenses of $23,000. The $27,000 decrease in interest expense was due primarily to a $25,000 decrease in interest expense at Strawberry as a result of the decrease in the interest rate from 9.0% to 7.55% on November 1, 1995 when the loan was restructured. The $31,000 decrease in real estate taxes were primarily due to a $34,000 decrease in Raleigh's real estate taxes which resulted from real estate tax refunds on prior year taxes. General and administrative expenses increased by $23,000 which was primarily due to a $12,000 increase in provision for bad debts. Provision for bad debts increased $21,000 at Raleigh and decreased $8,000 at Fortune.

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

                         DATE:  November 13, 1996


                         BY:    /s/ B. Allen Aynessazian
                                B. Allen Aynessazian
                                Chief Financial Officer
                                and Treasurer

                         DATE:  November 13, 1996