Form 10KSB
period 1996-12-31
BRAUVIN REAL ESTATE FUND LP 4
filed 1997-03-31
CIK 736908

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of  1934

   For the fiscal year ended   December 31, 1996

                                or

[ ]        Transition Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

   For the transition period from              to

   Commission File Number               0-13402

                Brauvin Real Estate Fund L.P. 4
       (Name of small business issuer in its charter)

              Delaware                        36-3304339
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)      Identification No.)

   150 South Wacker Drive, Chicago, Illinois          60606
    (Address of principal executive offices)       (Zip Code)

                        (312) 443-0922
                   (Issuer's telephone number)

   Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on
                                          which registered
              None                              None

   Securities registered pursuant to Section 12(g) of the Act:

                 Limited Partnership Interests
                         (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes     X    No        .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $2,077,796.

The aggregate sales price of the limited partnership interests of the issuer (the "Units") to unaffiliated investors of the issuer was $9,550,000. This does not reflect market value. This is the price at which the Units were sold to the public. There is no current established trading market for these Units, nor have any Units been sold within the last 60 days prior to this filing.

Portions of the Prospectus of the registrant dated February 16, 1984, and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Parts II and III of this Annual Report on Form 10-KSB.

                 BRAUVIN REAL ESTATE FUND L.P. 4
                  1996 FORM 10-KSB ANNUAL REPORT
                              INDEX

                              PART I
                                                                Page
Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2.   Description of Properties. . . . . . . . . . . . . . . . . . 5

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .11

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . .12

                             PART II
Item 5.   Market for the Issuer's Limited Partnership
          Interests and Related Security Holder Matters. . . . . . . .13

Item 6.   Management's Discussion and Analysis or Plan of
          Operation. . . . . . . . . . . . . . . . . . . . . . . . . .14

Item 7.   Financial Statements and Supplementary Data. . . . . . . . .19

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . .19

                             PART III
Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . . . . . . . . . .20

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . .22

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . .23

Item 12.  Certain Relationships and Related Transactions . . . . . . .23

Item 13.  Exhibits, Consolidated Financial Statements and
           Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .24

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

                                      PART I

Item 1.   Description of Business.

  Brauvin Real Estate Fund L.P. 4 (the "Partnership") is a Delaware limited partnership formed in April 1984 for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. At December 31, 1996, the Partnership had two rental properties, a 58% interest in a joint venture which owns a third rental property and a 47% interest in a joint venture which owns a fourth rental property.

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

     Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Average rental rates for non-anchor tenants, expressed per square foot per year, have fallen at the Memphis, Tennessee, Raleigh Square property from approximately $12.00 per square foot in 1993 to approximately $9.90 per square foot in 1996. The Albuquerque, New Mexico office market continues to improve with respect to both rental rates and occupancy over the last two years. Average rental rates at the Fortune property have increased during this period from $10.16 per square foot in 1995 to $11.19 per square foot in 1996. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have increased from approximately $10.88 per square foot in 1995 to $11.73 per square foot in 1996. In Strawberry Fields in West Palm Beach, Florida the average rental rates have declined from approximately $12.21 per square foot in 1993 to approximately $7.60 per square foot in 1996.

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

Item 2.                         Description of Properties.

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

     As of December 31, 1996, the Partnership owned the properties described below:

(a) Raleigh Springs Marketplace ("Raleigh Springs")

     On June 26, 1985, the Partnership acquired Raleigh Springs, an approximately 114,000 square foot community shopping center located in Memphis, Tennessee. Raleigh Springs was constructed in two phases. Phase I was completed during 1984 and Phase II was completed in 1985. Raleigh Springs was 80% occupied at December 31, 1996. The national anchor tenant was Toys "R" Us.

     The Partnership purchased Raleigh Springs for $7,486,800, consisting of $2,300,000 in cash at closing (plus or minus prorations) and the assumption of an existing first mortgage loan on Phase I of $5,186,800. In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). The interest rate was reduced from 12.75% to 10.00% effective October 1992. Since November 1992 and through September 1999, principal and interest payments are based on a 25-year amortization schedule. The Modified Loan included the August, September and October 1992 mortgage payments. The Modified Loan matures on October 1, 1999. The outstanding mortgage balance encumbered by the property is $4,914,720 at December 31, 1996.

     The occupancy rate and average annual base rent per square foot at December 31, 1996 and 1995 are as follows:

                             1996      1995
Occupancy Rate                80%     94%
Average Annual Base
  Rent Per Square Foot       $7.73            $8.81

  Raleigh Springs has one tenant which individually occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1996:

                     Annual                Lease
           Square     Base   Expiration   Renewal            Nature of
Tenant      Feet      Rent      Date      Options            Business
Toys "R" Us 36,416  $218,496  10/2017    10/5 yrs ea.       Toy Store
Others      55,487  549,694   Various     Various
Vacant      22,367    --
           114,270 $768,190

  T.J. Maxx, a former anchor tenant, vacated its space in January 1996 but continued to pay rent through its lease expiration, March 31, 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J. Maxx space. Due to the vacancy of the remaining T.J. Maxx space, which occupies approximately 13% of the center, the Partnership anticipates a decrease in cash flow. Management of the Partnership continues to actively market this space to alleviate this situation.

(b) Fortune Professional Building ("Fortune")

  On September 15, 1985, the Partnership acquired an 80% equity interest in Fortune, a two-story, approximately 28,000 square foot office building located in Albuquerque, New Mexico. The Partnership purchased its 80% equity interest in Fortune for $1,888,000, consisting of approximately $768,000 in cash at closing and the assumption of 80% of the existing $1,400,000 first mortgage loan obtained from United of Omaha Life Insurance Company, the terms of which were modified in November 1989 and again in November 1991. The outstanding mortgage balance encumbered by the property is $974,740 at December 31, 1996. The outstanding mortgage balance is currently being amortized based on a 15-year rate plus 50% of Available Cash Flow from the property. The mortgage is scheduled to mature in July 1997.

  Fortune was 82% occupied at December 31, 1996. Management of the Partnership is actively marketing the vacant space.

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

  The occupancy rate and average annual base rent per square foot at December 31, 1996 and 1995 are as follows:

                             1996      1995
Occupancy Rate                82%       86%
Average Annual Base
  Rent Per Square Foot      $11.19    $10.16





  Fortune has no tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1996:

                      Annual   Lease
           Square     Base    Expiration  Renewal
Tenant     Feet        Rent     Date      Options
Others     23,348    $264,276  Various    Various
Vacant     5,250        --
          28,598     $264,276

(c) Strawberry Fields Shopping Center ("Strawberry Fields")

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

  In February 1993, the Strawberry Joint Venture finalized a refinancing (the "Refinancing") of the first mortgage loan on Strawberry Fields with the lender. The Refinancing became effective retroactive to October 1992. Due to the Refinancing, the interest rate was reduced to 9% with monthly payments of interest only from October 1992 through November 1995. The Partnership had the option to extend the term of the loan and make monthly payments of principal and interest from December 1995 through November 1998, if it is not in default of the terms of the Refinancing. On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. From November 1, 1997 through the maturity date, December 1, 1998, the interest rate will revert to the original 9.0% rate. The outstanding mortgage balance encumbered by the property is $5,799,617 at December 31, 1996.

  Strawberry Fields is a neighborhood retail development constructed on an 11.87 acre site in 1985. Strawberry Fields was initially anchored by Florida Choice, a combination food, drug and general merchandise chain. In 1987, the Kroger Company ("Kroger") purchased Family Mart, the original lessee, and renamed the store. Kroger then closed the Florida Choice store in November 1988; however, the original lease terms remained in effect and Kroger continued to pay rent. Although Kroger is obligated to continue to pay rent through March 31, 2005, the Strawberry Joint Venture has located and approved a sublease for a replacement tenant, Syms, a national discount clothing retailer, to sublease the space for the remainder of the original lease term. Strawberry Fields' main building contains 101,614 square feet of retail space and is complemented by two outparcel sites plus an older 5,400 square foot Uniroyal tire and automotive outlet. The outparcel sites are leased to Taco Bell, a division of PepsiCo, and Flagler National Bank. Strawberry Fields was 87% occupied at December 31, 1996.

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

  The occupancy rate and average annual base rent per square foot at December 31, 1996 and 1995 are as follows:

                             1996      1995
Occupancy Rate                87%     83%
Average Annual Base
  Rent Per Square Foot       $7.49    $7.47

  Strawberry Fields has one tenant which individually occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1996:

                                Annual              Lease
                     Square     Base   Expiration  Renewal    Nature of
Tenant               Feet       Rent       Date    Options     Business
Florida Choice (1)
(sublet by Syms)    54,300      $380,100   3/2005   8/5 yrs ea.  Discount
                                                                Clothing
Others              35,939       273,235   Various    Various
Vacant              13,375            --
                   103,614      $653,335
  (1) Includes Syms and Florida Choice base rent.



(d) Sabal Palm Square ("Sabal Palm")

  On October 31, 1986, the Partnership and BREF 5 formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership has a 47% interest in the joint venture which owns Sabal Palm and BREF 5 has a 53% interest in the joint venture which owns Sabal Palm. The purchase was funded with $2,724,000 cash at closing and a $3,200,000 interim loan. On February 19, 1987, the joint venture obtained a first mortgage loan in the amount of $3,200,000 collateralized by Sabal Palm from an unaffiliated lender. The loan was payable interest only at 9.5% per annum until February 1992, and now requires payments of principal and interest based on a 30 year amortization schedule. The outstanding mortgage balance encumbered by the property is $3,084,703 at December 31, 1996.

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principle and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

  Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn Dixie food store and Walgreens. Winn Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm was 92% occupied at December 31, 1996.






  The occupancy rate and average annual base rent per square foot at December 31, 1996 and 1995 are as follows:

                             1996      1995
Occupancy Rate                92%      99%
Average Annual Base
  Rent Per Square Foot       $6.37    $6.59

  Sabal Palm has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1996:

                      Annual    Lease
           Square     Base    Expiration   Renewal       Nature of
Tenant      Feet                Rent      Date Options   Business
Winn-Dixie 41,983     $142,406 4/2005     5/5 yrs ea.    Food Store
Walgreens  13,000      81,252  4/2025     2/5 yrs ea.    Drug Store
Others     27,025     317,042  Various    Various
Vacant     6,925         --
           8,933      $540,700

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

Item 3.             Legal Proceedings.

  On July 22, 1994, a complaint was filed with the Second Judicial District Court, in the county of Bernalillo, in the state of New Mexico, against the Partnership and Brauvin Real Estate Fund L.P.
3 ("BREF 3") (the "Defendants"). United of Omaha Life Insurance Company (the "Plaintiff") alleges that the Defendants failed and refused to make payments when due and are in default under the loan modification agreements, secured by the Fortune Building and a property in BREF 3, dated November 13, 1991. The Plaintiff declared due and owing, from the Partnership only, the principal sum of $1,232,621, together with accrued interest of $480,756, and non payment of cash flow payments in the amount of $109,777, totaling $1,823,154 together with interest from July 22, 1994. On September 6, 1994, the Partnership filed an answer and counterclaim. The counterclaim alleges breach of contract and breach of the duty of good faith and dealing.

  On July 18, 1995, the Plaintiff and Defendants agreed to dismiss all legal actions against each other. Furthermore, the parties agreed that the Partnership would make an additional payment of $55,898 to reduce the principal balance of the loan, which it did on July 24, 1995. On August 10, 1995, in compliance with the agreement, an Order of Dismissal was entered in the Second Judicial District Court of the State of New Mexico.

Item 4.     Submission of Matters to a Vote of Security Holders.

  None.
































                             PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

  At December 31, 1996, there were approximately 811 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

  There were no cash distributions to Limited Partners for 1996 and 1995.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation.

General

  Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Description of Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates. See Item 2 for a description of the mortgage modifications effected to date.

  The Fortune Office Buildings lender has the option to accelerate the loan maturity on July 1 of each year, if the property is not:
(i) in good condition and repair; (ii) occupied at a rate that is equal to the prevailing occupancy rate for similar properties in the same locale; and (iii) leased at rental rates which are at least 90% of the prevailing rate for similar properties in the same locale. The Partnership believes that the property currently meets these standards and will continue to meet these standards. The occupancy level at December 31, 1996 for Fortune was 82%.

  As a result of the steadily improving Albuquerque, NM office market, lease rates and occupancy have been slowly increasing and tenant concessions have been decreasing. Because of these factors, the General Partners believe that this is an advantageous time to sell the Fortune Office Building. On March 1, 1997 the Partnership signed a listing agreement with a local broker to market the property for sale. The General Partners estimate that the Fortune Office Building will sell for a small amount in excess of the mortgage.

  Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996 Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space is currently being marketed both regionally and nationally.

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

  The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. Strawberry Fields generated a positive operating cash flow in 1996, compared to the negative operating cash flow generated in 1995. The property has shown an improvement due to the occupancy increase from 78% at December 31, 1994 to 87% at December 31, 1996. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center.

  On September 18, 1995, the Strawberry Joint Venture notified the Strawberry Lender that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. As of November 1, 1997 and through the maturity date, December 1, 1998, the interest rate will revert to the original 9.0% rate.

  At Sabal Palm, the Partnership and its joint venture partner are working to improve the occupancy level of the shopping center which stood at 92% as of December 31, 1996. Although the Sabal Palm retail market appears to be over built, the occupancy level of the building has stayed relatively constant and it has generated positive cash flow since the joint venture acquired the property in 1986.

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principle and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

Results of Operations

  The Partnership's revenue and expenses are affected primarily by the operations of the properties. Property operations, and in particular the components of income, demand for space and rental rates are, to a large extent, determined by local and national market conditions. These market conditions, all beyond the control of the Partnership and its General Partners, have affected the real estate industry since the late 1980's and have combined to cause severe economic hardships for real estate owners. Some of the specific market conditions are as follows:

          The savings and loan crisis resulted in the creation of the Resolution Trust Corp. (RTC). The RTC sponsored auctions where large blocks of properties were sold at distressed prices. The low price paid by the new owners enabled them to reduce asking rental rates resulting in significantly lower market rents for all competing properties.

          The emergence of "Category Killer" retailers who occupied large "Box" spaces in new developments known as "Power Centers" attracted tenants from the smaller and more traditional "Community Centers" resulting in increased vacancies and downward pressure on market rental rates.

          The continuing softness in retail sales has resulted in store closings. This has in turn resulted in increased vacancies and an overall softness in demand for retail space which results in downward pressure on market rents.

  These conditions have generally adversely impacted the Partnership's property economics. The specific impact of these economic conditions on 1996 and 1995 results are discussed in the section "Results of Operations - 1996 Compared to 1995", below.

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

Results of Operations - 1996 Compared to 1995
          (Amounts rounded to nearest 000's)

  The Partnership had a net loss of $40,000 in 1996 compared to net income of $48,000 in 1995. The $88,000 decrease in net income was a result of a $130,000 decrease in total income, a $128,000 decrease in total expenses, a $18,000 decrease in Sabal Palm's net income, and a $68,000 decrease in Strawberry's minority interest net loss.

  The Partnership's total income was $2,078,000 in 1996 as compared to $2,208,000 in 1995, a decrease of $130,000. Total income decreased $130,000 due primarily to rental income decreasing at Raleigh. This decrease was due to the occupancy rate at Raleigh decreasing from 94% at the end of 1995 to 80% by the end of 1996.

  Total expenses incurred in 1996 were $2,200,000 compared to $2,328,000 in 1995, a decrease of $128,000. The $128,000 decrease in expenses was mainly attributed to a decrease in the interest expense at Strawberry Fields of $86,000. The $86,000 decrease was caused by the interest rate decreasing from 9.0% to 7.5% during the modification period. Real estate taxes decreased in the amount of $61,000 due to a $64,000 decrease in real estate taxes at Raleigh. The $64,000 decrease in real estate taxes at Raleigh was due to prior year refunds received in 1996.

Results of Operations - 1995 Compared to 1994
       (Amounts rounded to nearest 000's)

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

  Total expenses incurred in 1995 were $2,328,000 compared to $2,364,000 in 1994, a decrease of $36,000. The $36,000 decrease was a result of several expenses decreasing slightly for the year ended December 31, 1995 compared to the year ended December 31, 1994. This was a result of the Partnership's efforts to curtail expenses at each of the properties.

Item 7.     Financial Statements and Supplementary Data

  See Index to Consolidated Financial Statements on Page F-1 of this Form 10-KSB for consolidated financial statements where applicable.

  The financial information required in Item 310(b) of Regulation
S-B is not applicable.

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.

  On December 6, 1996, the Partnership dismissed Ernst & Young LLP as its independent accountant. Ernst & Young LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The decision to change the Partnership's accountant was made at the recommendation of the General Partners to reduce the costs associated with the audit. In the Partnership's fiscal years ended 1994 and 1995 and the subsequent interim period preceding the dismissal there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which would have caused Ernst & Young LLP to make reference to the matter in their report. There were no reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

  On December 6, 1996, the Partnership engaged Deloitte & Touche LLP as its independent accountant. The decision to engage Deloitte & Touche LLP was made following consideration by the General Partners. Neither the Partnership (nor someone on its behalf) consulted Deloitte & Touche LLP regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.




                             PART III

Item 9.     Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

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

  Mr. Jerome J. Brault . . . . . . . .Chairman of the Board of Directors,
                                                   Director and President

  Mr. James L. Brault. . . . . . . . . . . . Vice President and Secretary

  Mr. Robert J. Herleth. . . . . . . . . . . .Vice President and Director

  Mr. David W. Mesker. . . . . . . . . . . . . . . . . . . . . . Director

  Mr. B. Allen Aynessazian . . . . . . . . . . . . . . . . Treasurer and
                                                  Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 63) chairman of the board of directors, president and chief executive officer of Brauvin Ventures, Inc. (the "Corporate General Partner"). Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities, which act as the general partners of eight publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc., Brauvin Securities Inc., Brauvin Net Lease V, Inc. and Brauvin Net Realty. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.





  MR. CEZAR M. FROELICH (age 51) is a principal with the Chicago law firm of Shefsky & Froelich Ltd., which acted as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the corporate general partner in December 1994, but he remains an individual general partner.

  MR. JAMES L. BRAULT (age 36) is the executive vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities, which act as the general partners of eight publicly registered real estate programs. Mr. Brault is executive vice president, assistant secretary and responsible for the overall operations of Brauvin Management Company. He is a director of Brauvin Net Lease V, Inc. and Brauvin Net Realty. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the organization and management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. ROBERT J. HERLETH (age 44) is a Vice President and Director of Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., and Brauvin 6, Inc. He joined A.G. Edwards & Sons, Inc. in 1980 and presently serves as a Vice President of A.G.E. Realty Corp. Mr. Herleth is also a director and officer of Gull-AGE Capital Group and its subsidiaries.

  MR. DAVID W. MESKER (age 65) is a Director of Brauvin Realty Partners, Inc., Brauvin Ventures, Inc. and Brauvin 6, Inc. Mr. Mesker is presently a Senior Vice President of A.G. Edwards & Sons, Inc. and a Director and officer of Gull-AGE Capital Group and its subsidiaries.

  MR. B. ALLEN AYNESSAZIAN (age 32) is the Treasurer and Chief Financial Officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the Chief Financial Officer of various Brauvin publicly registered real estate programs. He is responsible for the overall financial accounting of Brauvin Management Company, Brauvin Financial Inc. and related partnerships. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996. Prior to that time, he was the Chief Financial Officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr. Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

Item 10.  Executive Compensation.

  (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner as described under the caption "Compensation Table" on pages 10 to 12 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distributions of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-9 to A-12 of the Agreement attached as Exhibit A to the Partnership's Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 9. Reference is also made to Notes 2 and 4 of the Notes to Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

  The General Partners received an allocation of the Partnership's net income or loss for 1996 and 1995.

  An affiliate of the General Partners is reimbursed for its direct expenses relating to the administration of the Partnership.

  The Partnership does not have any employees and therefore there is no compensation paid.

  (c - h) Not applicable.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

  (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

  (b)     The officers and directors of the Corporate General
          Partner do not, individually or as a group, own any Units.

  (c) The Partnership is not aware of any arrangements, the operations of which may result in a change of control of the Partnership.

  No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units. The General Partners will share in the profits, losses and distributions of the Partnership as outlined in Item 10, "Executive Compensation."

Item 12.  Certain Relationships and Related Transactions.

  (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner, as described in the section of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 10 to 15 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-14 to A-17. The relationship of the Corporate General Partner to its affiliates is set forth in Item 9. Cezar M. Froelich is an individual general partner of the Partnership and is also principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership. Reference is made to Note 4 of the Notes to Consolidated Financial Statements for a summary of transactions with affiliates.

  (c)     Not applicable.

  (d)     There have been no transactions with promoters.








Item 13. Exhibits, Consolidated Financial Statements and Reports on Form 8-K.

  (a)     The following documents are filed as part of this report:

      (1) (2)  Consolidated Financial Statements.  (See Index to
               Consolidated Financial Statements filed with this annual report).

      (3)      Exhibits required by the Securities and Exchange
               Commission Regulation S-B Item 601:

               Exhibit No.    Description
                *3.(a)        Restated Limited Partnership
                              Agreement
                *3.(b)        Articles of Incorporation of Brauvin
                              Ventures, Inc.
                *3.(c)        By-Laws of Brauvin Ventures, Inc.
                *3.(d)        Amendment to the Certificate of
                              Limited Partnership of the
                              Partnership
                *10.(a)       Escrow Agreement
                *10.(b)(1)    Management Agreement
                **16.         Letter of Change in Certifying Accountant
                 27.          Financial Data Schedule
                *28.          Pages 10-15, A-9 to A-12 and A-14 to
                              A-17 of the Partnership's Prospectus
                              and the Agreement dated March 1,
                              1985, as supplemented.

           * Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 2-88609) on Form
S-11 filed under the Securities Act of 1933.
** Incorporated by reference from exhibit 16 filed with the Fund's
Form 8-K/A filed on December 12, 1996.

(b) No portions of the annual report have been incorporated by reference in this Form 10-KSB.

(c) Form 8-K. On December 6, 1996, the Partnership dismissed Ernst & Young LLP as its independent accountant. Additionally, on December 6, 1996 the Partnership engaged Deloitte & Touche LLP to be its independent accountant. This Form 8-K was dated December 6, 1996 and filed on December 12, 1996.

(d) An annual report for the fiscal year 1996 will be sent to the Limited Partners subsequent to this filing.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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

                              By:  /s/ James L. Brault
                                   James L. Brault
                                   Vice President and Secretary

                              By:  /s/ Robert J. Herleth
                                   Robert J. Herleth
                                   Vice President and Director

                              By:  /s/ David W. Mesker
                                   David W. Mesker
                                   Director

                              By:  /s/ B. Allen Aynessazian
                                   B. Allen Aynessazian
                                   Chief Financial Officer and
                                   Treasurer

                         INDIVIDUAL GENERAL PARTNERS

                                   /s/ Jerome J. Brault
                                   Jerome J. Brault

                                   /s/ Cezar M. Froelich
                                   Cezar M. Froelich

Dated: 3/31/97

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . .   F-2

Report of Independent Auditors . . . . . . . . . . . . . . . . . .   F-3

Consolidated Balance Sheet, December 31, 1996  . . . . . . . . . .   F-4

Consolidated Statements of Operations, for the years
  ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . .   F-5

Consolidated Statements of Partners' Capital, for
  the years ended December 31, 1996 and 1995 . . . . . . . . . . .   F-6

Consolidated Statements of Cash Flows, for the years
  ended December 31, 1996 and 1995 . . . . . . . . . . . . . . . .   F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . .   F-8

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.

                  INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying consolidated balance sheet of Brauvin Real Estate Fund L.P. 4 (a limited partnership) and subsidiary as of December 31, 1996, and the related consolidated statements of operations, partners' capital, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Partnership for the year ended December 31, 1995 were audited by other auditors whose report, dated March 8, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1996 consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 4 and subsidiary at December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Chicago, Illinois                /s/ Deloitte & Touche LLP
February 10, 1997
(March 31, 1997 as to Note 6)








                 Report of Independent Auditors


To the Partners of
Brauvin Real Estate Fund L.P. 4
We have audited the accompanying statements of operations, partners' capital, and cash flows of Brauvin Real Estate Fund L.P. 4 for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brauvin Real Estate Fund L.P. 4 for the year ended December 31, 1995, in conformity with generally accepted accounting principles.





Chicago, Illinois                    /s/ Ernst & Young LLP
March 8, 1996

                        CONSOLIDATED BALANCE SHEET

                                December 31,
                                    1996
ASSETS

Investment in real estate:
     Land                                     $ 4,035,301
     Buildings and improvements                15,693,330
                                               19,728,631
 Less accumulated depreciation                (4,860,356)
Net investment in real estate                 14,868,275

Investment in Sabal Palm Joint
  Venture (Note 6)                              956,468
Cash and cash equivalents                       844,598
Rent receivable (net of allowance of
 $6,624)                                        125,830
Escrow deposits                                  9,242
Other assets                                    31,552

       Total Assets                          $16,835,965

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Mortgage notes payable (Note 3)              $11,689,077
Accounts payable and accrued expenses           163,031
Tenant security deposits                        48,797
Due to affiliates                               13,059
       Total Liabilities                     11,913,964

MINORITY INTEREST IN STRAWBERRY
  JOINT VENTURE                                577,150

PARTNERS' CAPITAL:
General Partners                              (16,755)
Limited Partners (9,550 limited
  partnership units issued and
  outstanding)                               4,361,606
       Total Partners' Capital               4,344,851
       Total Liabilities and
           Partners' Capital               $16,835,965


See accompanying notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF OPERATIONS
     For the years ended December 31, 1996 and 1995.

                                  1996           1995
INCOME
Rental (Note 5)                 $1,802,980    $1,896,239
Interest                            35,795        26,996
Other, primarily
     expense reimbursements        239,021       284,597
          Total income           2,077,796     2,207,832

EXPENSES
Interest                           978,216     1,074,732
Depreciation                       444,675       440,948
Real estate taxes                  212,047       272,931
Repairs and maintenance              37,181       48,153
Management fees                    124,345       127,198
Other property operating           107,686        90,665
General and
     administrative                295,996       273,150
       Total expenses            2,200,146     2,327,777
Loss before minority
  and equity interests
  in joint ventures              (122,350)    (119,945)

Minority interest's
  share of Strawberry
  Joint Venture's net loss        33,340      101,689


Equity interest in Sabal
  Palm Joint Venture's
  net income                       48,858       66,435


Net (loss) income               $  (40,152)  $   48,179

Net (loss) income allocated to:
  General Partners              $     (402)  $      482
  Limited Partners                 (39,750)      47,697
                                $  (40,152)  $   48,179
Net (loss) income per
 Limited Partnership
 Interest (9,550 units
  outstanding)                  $    (4.16)  $     4.99

    See accompanying notes to consolidated financial statements
          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
             Years ended December 31, 1996 and 1995


                                   General     Limited
                                  Partners    Partners           Total

Balance, January 1, 1995               (16,835)  4,353,659    4,336,824

  Net income                               482      47,697       48,179

Balance, December 31, 1995             (16,353)  4,401,356    4,385,003

  Net loss                                (402)    (39,750)     (40,152)

Balance, December 31, 1996            $(16,755) $4,361,606   $4,344,851





























See accompanying notes to consolidated financial statements


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1996 and 1995

                                             1996           1995
Cash Flows From Operating  Activities:
Net (loss) income                      $   (40,152)    $   48,179
Adjustments to reconcile net (loss)
   income to net cash provided by
   operating activities:
Depreciation                               444,675        459,866
Provision for doubtful accounts             45,604         35,281
Minority interest's share of
   Strawberry Joint Venture's
   net loss                                (33,340)      (101,689)
Equity interest in Sabal Palm
   Joint Venture net income                (48,858)      (66,435)
Increase in rent
   receivable                               (4,138)      (156,598)
Decrease in escrow
   deposits                                 87,506         51,240
Decrease (increase) in due from
   affiliates                               52,901        (52,901)
Decrease (increase) in other assets          9,444         (2,992)
Increase (decrease) in accounts
   payable and accrued expenses             43,883         (5,440)
Increase in due to affiliates               13,059             --
Increase in tenant
   security deposits                         5,313          3,471
Net cash provided by operating
 activities                                575,897        211,982

Cash Flows From Investing Activities:
Capital expenditures                       (41,653)      (18,625)
Distribution from Sabal Palm Joint
   Venture                                  96,350        82,250
Net cash provided by investing
   activities                               54,697        63,625

Cash Flows From Financing Activities:
Repayment of mortgage notes payable      (294,300)      (171,650)
Cash used in financing activities        (294,300)      (171,650)

Net increase in cash and cash
 equivalents                               336,294       103,957
Cash and cash equivalents at
 beginning of year                         508,304       404,347
Cash and cash equivalents at
 end of year                             $ 844,598    $  508,304


Supplemental disclosure of cash flow information:

   Cash paid for interest                $ 966,574    $1,064,193




           See accompanying notes to consolidated financial statements

  (1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

  Brauvin Real Estate Fund L.P. 4 (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. The General Partners of the Partnership are Brauvin Ventures, Inc., Jerome J. Brault and Cezar M. Froelich. Brauvin Ventures, Inc. is owned by A.G.E. Realty Corporation Inc.(50%), and by Messrs. Jerome J. Brault (beneficially) (25%) and Cezar M. Froelich (25%). A. G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

  The Partnership was formed on April 30, 1984 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on February 16, 1984. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 30, 1984. The Partnership's offering closed on December 31, 1984. A total of $9,550,000 of Units were subscribed for and issued between February 16, 1984 and December 31, 1984 pursuant to the Partnership's public offering.

  The Partnership has acquired directly or through joint ventures the land and buildings underlying Fortune Professional Building, Raleigh Springs Marketplace, Strawberry Fields Shopping Center and Sabal Palm Shopping Center.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Management's Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Accounting Method

  The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

  Rental Income

  Rental income is recognized on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rent receivable.

  Federal Income Taxes

  Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for Federal income taxes in the financial statements.

  Consolidation of Joint Venture Partnership

  The Partnership owns a 58% equity interest in an affiliated joint venture ("Strawberry Joint Venture") which acquired Strawberry Fields Shopping Center ("Strawberry Fields"). The accompanying consolidated financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Strawberry Joint Venture. In 1994 the Partnership and its joint venture partner Brauvin Real Estate Fund L.P. 5 ("BREF 5") contributed cash to Strawberry Joint Venture to cover cash flow operating deficiencies. The minority interest in the consolidated joint venture is adjusted for the joint venture partner's share of income or loss and any cash contributions or cash disbursements from the joint venture partner. All intercompany items and transactions have been eliminated.




     Investment in Joint Venture Partnership

     The Partnership owns a 47% equity interest in a Sabal Palm Joint Venture (see Note 6). Sabal Palm is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Sabal Palm Joint Venture using the equity method of accounting.

     Investment in Real Estate

     The Partnership's rental properties are stated at cost including acquisition costs, leasing commissions, tenant improvements and net of provision for impairment. Depreciation and amortization are recorded on a straight-line basis over the estimated economic lives of the properties, which approximate 38 years, and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (See Note 3).

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1996. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 1996 and 1995.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months from date of purchase.

     Estimated Fair Value of Financial Instruments

     Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure About Fair
Value of Financial Instruments." The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value.

     The fair value estimates presented herein are based on information available to management as of December 31, 1996, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; escrow deposits; accounts payable and accrued expenses; and due to affiliates. The mortgage notes payable at December 31, 1996 have a fair value of approximately $11,600,000 based upon current interest rates offered for debt of similar instruments in the market.

     Reclassifications

     Certain reclassifications have been made to the consolidated 1995 financial statements to conform to classifications adopted in 1996.

(2)  PARTNERSHIP AGREEMENT

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

     The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating
Cash Flow equal to a 10% per annum, cumulative, non-compounded return on Adjusted Investment (the "Preferential Distribution"), as such term is defined in the Agreement. In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said year, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment;
(b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net
Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners.

     At December 31, 1996, the Preferential Distribution Deficiency equaled $9,681,315.










(3)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 1996 consist of the following:
                                    Interest     Date
                         1996         Rate       Due
Raleigh Springs
  Marketplace         $ 4,914,720   (a)10.0%    10/99
Fortune Professional
  Building               974,740     (b)3.0%    07/97
Strawberry Fields
  Shopping Center      5,799,617     (c)7.5%    12/98
                     $11,689,077

  Maturities of the mortgage notes payable are as follows:

                      1997               $ 1,197,570
                      1998                 5,732,365
                      1999                 4,759,142
                                         $11,689,077

  Raleigh Springs Marketplace, Fortune Office Building and
Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  The carrying value of Raleigh at December 31, 1996 was approximately $5,978,800.

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

  The carrying value of Fortune at December 31, 1996 was approximately $1,686,900.

  (c) In February 1993, the Partnership and Strawberry Joint Venture, finalized a refinancing of the first mortgage loan (the "Refinancing") on Strawberry Fields with the lender. The Refinancing became effective retroactive to October 1992. Due to the Refinancing, the interest rate was reduced to 9% with monthly payments of interest only from October 1992 through November 1995. The Strawberry Joint Venture has the option to extend the term of the loan and make monthly payments of principal and interest from December 1995 through November 1998, if it is not in default of the terms of the Refinancing. On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. From November 1, 1997 through the maturity date, December 1, 1998, the interest rate will revert to the original 9.0% rate.

  The carrying value of Strawberry Fields at December 31, 1996 was approximately $7,202,600.

  The Partnership is required to make balloon mortgage payments for Fortune Office Building in the amount of $931,991 on July 1, 1997 and for Strawberry Fields in the amount of $5,437,606 at December
1, 1998.





(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or their affiliates for the years ended December 31, 1996 and 1995 were as follows:

                                             1996       1995
  Management fees                          $116,664   $127,198
  Reimbursable office expenses              112,015    104,430
  Legal fees                                    342        365

The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $7,179 for legal services, as of December 31, 1996. An amount of $5,880 was due to an affiliate at December 31, 1996, representing an advance made from Brauvin Real Estate Fund 5.

(5)  OPERATING LEASES

  The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

        1997                     $ 1,671,696
        1998                       1,376,179
        1999                       1,091,693
        2000                         935,770
        2001                         757,374
        Thereafter                 4,890,781
        Total                    $10,723,493

    Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from Toys "R" Us at Raleigh and Florida Choice (including the Syms sublet) tenant at Strawberry Fields approximate 12.1% and 21.1%, respectively, of rental income for the Partnership for the year ended December 31, 1996. Rental income received from Toys "R" Us and T.J. Maxx tenants at Raleigh and Florida Choice (including the Syms sublet) tenant at Strawberry Fields approximate 12.2%, 10.2% and 21.3%, respectively, of rental income for the Partnership for the year ended December 31, 1995.

(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:


                                           December 31,
                                              1996
Land, building and personal
  property, net                            $4,982,847
Other assets                                  202,778
                                           $5,185,625

Mortgage note payable                      $3,084,703
Other liabilities                              62,214
                                            3,146,917
Partners' capital                           2,038,708
                                           $5,185,625



                            Year Ended     Year Ended
                           December 31,    December 31,
                              1996            1995
Rental income               $649,587        $694,020
Other income                 143,675         136,732
                             793,262         830,752

Mortgage and
  other interest             299,078         301,664
Depreciation                 134,956         134,987
Operating and
 administrative
 expenses                    255,277         252,749
                             689,311         689,400

Net income                  $103,951        $141,352




  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principle and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.