Form 10QSB
period 1997-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 1997-05-15
CIK 736908

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]      QUARTERLY Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1997

                                or

[ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

           For the transition period from       to


   Commission File Number       0-13402


                Brauvin Real Estate Fund L.P. 4

       (Name of small business issuer as specified in its
                        charter)

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

                 Limited Partnership Interests

                         (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X    No        .

                              INDEX

                              PART I
                                                                Page
Item 1.   Consolidated Financial Statements. . . . . . . . . . . . . . 3

          Consolidated Balance Sheet at March 31, 1997 . . . . . . . . 4

          Consolidated Statements of Operations for the
            three months ended March 31, 1997 and 1996 . . . . . . . . 5

          Consolidated Statements of Cash Flows for the
            three months ended March 31, 1997 and 1996 . . . . . . . . 6

          Notes to Consolidated Financial Statements . . . . . . . . . 7

Item 2.   Managements Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . .15

                             PART II
Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .18
Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .18

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . .18

Item 4.   Submission of Matters to Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .18

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .18
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Balance Sheet as of March 31, 1997, Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996 and Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-KSB.

                   BRAUVIN REAL ESTATE FUND L.P. 4
                   (a Delaware limited partnership)

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                                 March 31,
                                                    1997
ASSETS

Investment in real estate:
  Land                                         $  4,035,301
  Buildings and improvements                     15,698,735
                                                 19,734,036
  Less accumulated depreciation                  (4,972,304)
Net investment in real estate                    14,761,732

Investment in Sabal Palm Joint
  Venture (Note 5)                                  987,818
Cash and cash equivalents                           904,222
Rent receivable (net of
  allowance of $21,870)                             136,835
Escrow deposits                                      23,677
Other assets                                         27,493
       Total Assets                            $ 16,841,777

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Mortgage notes payable (Note 3)                $ 11,614,041
Accounts payable and accrued expenses               218,595
Tenant security deposits                             49,060
Due to affiliates                                    22,753
       Total Liabilities                         11,904,449

MINORITY INTEREST IN STRAWBERRY
  JOINT VENTURE                                     569,618

PARTNERS' CAPITAL:
General Partners                                    (16,526)
Limited Partners (9,550 limited
  partnership units issued and
  outstanding)                                    4,384,236
       Total Partners' Capital                    4,367,710
       Total Liabilities and
           Partners' Capital                   $ 16,841,777



        See accompanying notes to consolidated financial statements.

                   BRAUVIN REAL ESTATE FUND L.P. 4
                   (a Delaware limited partnership)

                  CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three months ended March 31, 1997 and 1996
                          (Unaudited)

                                     1997          1996
INCOME
Rental                           $ 443,855     $ 474,422
Interest                             8,445         8,336
Other, primarily tenant
     expense reimbursements         85,247        73,226
          Total income             537,547       555,984

EXPENSES
Interest                           240,599       248,718
Depreciation                       111,948       110,358
Real estate taxes                   66,174        70,500
Repairs and maintenance              8,484         7,428
Management fees                     32,666        37,728
Other property operating            25,006        29,683
General and
     administrative                 81,853        67,823
          Total expenses           566,730       572,238

Loss before minority
  and equity interests
  in joint ventures                (29,183)      (16,254)

Minority interest's
  share of Strawberry
  Joint Venture's net loss           7,532        11,868


Equity interest in Sabal
  Palm Joint Venture's
  net income                        44,510        59,829

Net income                       $  22,859     $  55,443
Net income allocated to:
  General Partners               $     229     $     554
  Limited Partners               $  22,630     $  54,889
Net income per
 Limited Partnership
 Interest (9,550 units
  outstanding)                   $    2.37     $    5.75



  See accompanying notes to consolidated financial statements.

                   BRAUVIN REAL ESTATE FUND L.P. 4
                   (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months March 31, 1997 and 1996
                          (Unaudited)

                                                    1997          1996

Cash Flows From Operating  Activities:
Net income                                      $  22,859       $ 55,443
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
Depreciation                                      111,948        110,358
Provision for doubtful accounts                    15,246         18,859
Minority interest's share of
  Strawberry Joint Venture's
  net loss                                         (7,532)       (11,868)
Equity interest in Sabal Palm
  Joint Venture net income                        (44,510)       (59,829)
(Increase) decrease in rent
  receivable                                      (26,251)        87,568
Increase in escrow deposits                       (14,435)       (56,758)
Decrease in due from affiliates                        --         52,901
Decrease in other assets                            4,059          4,403
Increase in accounts payable and
  accrued expenses                                 55,564         63,181
Increase in due to affiliates                       9,694             --
Increase in tenant security deposits                  263          2,573
Net cash provided by operating
 activities                                       126,905        266,831

Cash Flows From Investing Activities:
Capital expenditures                               (5,405)        (3,975)
Distribution from Sabal Palm Joint
  Venture                                          13,160         70,500
Net cash provided by investing
  activities                                        7,755         66,525

Cash Flows From Financing Activities:
Repayment of mortgage notes payable               (75,036)       (72,722)
Cash used in financing activities                 (75,036)       (72,722)
Net increase in cash and cash
 equivalents                                       59,624        260,634
Cash and cash equivalents at
 beginning of year                                844,598        508,304
Cash and cash equivalents at
 end of period                                  $ 904,222      $ 768,938

Supplemental disclosure of cash flow information:
  Cash paid for interest                        $ 238,918      $ 243,509



  See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

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

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

     Investment in Joint Venture Partnership

     The Partnership owns a 47% equity interest in a Sabal Palm Joint Venture (see Note 5). Sabal Palm is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Sabal Palm Joint Venture using the equity method of accounting.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the period ended March 31, 1997 and 1996.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months from date of purchase.

     Estimated Fair Value of Financial Instruments

     Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure About Fair
Value of Financial Instruments". The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value.

     The fair value estimates presented herein are based on information available to management as of March 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; escrow deposits; accounts payable and accrued expenses; and due to affiliates.

     Reclassifications

     Certain reclassifications have been made to the consolidated 1996 financial statements to conform to classifications adopted in 1997.

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

(3)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at March 31, 1997 consist of the
following:
                                           Interest     Date
                                 1997         Rate       Due
Raleigh Springs
  Marketplace                $ 4,896,925    (a)10.0%    10/99
Fortune Professional
  Building                       953,499    (b)3.0%     07/97
Strawberry Fields
  Shopping Center              5,763,617    (c)7.5%     12/98
                             $11,614,041

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

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or their affiliates for the three months ended March 31, 1997 and 1996 were as follows:

                                             1997       1996
  Management fees                          $ 19,704    $35,856
  Reimbursable office expenses               26,394     26,250
  Legal fees                                    157         14

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $7,179 for legal services, $10,661 for Management fees and $4,913 was due to an affiliate at March 31, 1997, representing an advance made from Brauvin Real Estate Fund 5.

(5)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method.

  The following are condensed financial statements for Sabal Palm
Joint Venture:

                                            March 31,
                                              1997
Land, building and personal
 property, net                             $4,949,025
Other assets                                  429,590
                                           $5,378,615

Mortgage note payable                      $3,200,000
Other liabilities                              73,205
                                            3,273,205
Partners' capital                           2,105,410
                                           $5,378,615


                               Three months ended March 31,
                                   1997         1996
Rental income                    $246,146      $295,924
Other income                       25,968           777
                                  272,114       296,701
Mortgage and
  other interest                   77,612        75,076
Depreciation                       33,822        33,573
Operating and
 administrative
 expenses                          65,979        60,757
                                  177,413       169,406

Net income                       $ 94,701      $127,295

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

     General

     Certain statements in this Quarterly Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section. Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

     Liquidity and Capital Resources

     The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates.

     The occupancy level at Fortune at March 31, 1997 was 93%, compared to 82% at December 31, 1996 and 93% at March 31, 1996. The Partnership is continuing to work to improve the occupancy level of Fortune. Fortune operated at a positive cash flow for the three months ended March 31, 1997.

     The occupancy level at Raleigh at March 31, 1997 was 78% compared to 80% at December 31, 1996 and 72% at March 31, 1996. Raleigh operated at a positive cash flow for the three months ended March
31, 1997.

     The occupancy level at Strawberry Fields at March 31, 1997 was 88% compared to 87% at December 31, 1996 and 83% at March 31, 1996. Strawberry Fields operated at a positive cash flow for the three months ended March 31, 1997.

     At Sabal Palm, the Partnership and its joint venture partner are continuing to work to improve the occupancy level, which stood at 92% at March 31, 1997, compared to 99% at December 31, 1996 and
March 31, 1996. Although the Sabal Palm retail market appears to be overbuilt, the property has operated at a positive cash flow since its acquisition in 1986.

     Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

Results of Operations - Three Months Ended March 31, 1997 and 1996
     (Amounts rounded to 000's)

     The Partnership generated net income of $23,000 for the three months ended March 31, 1997 as compared to net income of $55,000 for the same three month period in 1996. The $32,000 decrease in net income resulted primarily from a $18,000 decrease in total income and a $15,000 decrease in the share of Sabal Palm's net income.

     Total income for the three months ended March 31, 1997 was $538,000 as compared to $556,000 for the same three month period in 1996, a decrease of $18,000. The $18,000 decrease resulted primarily from a decrease in rental income at Raleigh Springs caused by T.J. Maxx vacating its space in January 1996. Although T.J. Maxx vacated its space in January 1996 they continued to pay rent until March 31, 1996, honoring their lease.

     For the three months ended March 31, 1997 total expenses were $567,000 as compared to $572,000 for the same three month period in 1996. General and administrative expenses were $82,000 in 1997 as compared to $68,000 for the same three month period in 1996, an increase of $14,000. This increase was caused primarily by transitional expenses associated with the change in auditors at the end of 1996.

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

                               None.

     ITEM 5.             Other Information.

                               None.

     ITEM 6.             Exhibits and Reports On Form 8-K.

                              Exhibit 27. Financial Data Schedule.

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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

                              DATE: MAY 14, 1997


                              BY:   /s/ B. Allen Aynessazian
                                    B. Allen Aynessazian
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: May 14, 1997