Form 10QSB
period 1997-06-30
BRAUVIN REAL ESTATE FUND LP 4
filed 1997-08-14
CIK 736908

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities     Exchange Act of  1934

   For the quarterly period ended      June 30, 1997

                                or

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

          Consolidated Balance Sheet at June 30, 1997. . . . . . . . . 4

          Consolidated Statements of Operations for the
          six months ended June 30, 1997 and 1996. . . . . . . . . . . 5

          Consolidated Statements of Operations for the
          three months ended June 30, 1997 and 1996. . . . . . . . . . 6
          Consolidated Statements of Cash Flows for the
          six months ended June 30, 1997 and 1996. . . . . . . . . . . 7

          Notes to Consolidated Financial Statements . . . . . . . . . 8

Item 2.   Managements Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . .18

                             PART II
Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .23
Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .23

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . .23

Item 4.   Submission of Matters to Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .23

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .23
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24
                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Balance Sheet as of June 30, 1997, Consolidated Statements of Operations for the six months ended June 30, 1997 and 1996, Consolidated Statements of Operations for the three months ended June 30, 1997 and 1996, and Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-KSB.


                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                                 June 30,
                                                   1997
ASSETS

Investment in real estate:
  Land                                          $ 4,035,301
  Buildings and improvements                     15,700,232
                                                 19,735,533
  Less accumulated depreciation                  (5,081,714)
Net investment in real estate                    14,653,819

Investment in Sabal Palm Joint
  Venture (Note 5)                                  977,525
Cash and cash equivalents                           921,222
Rent receivable (net of
  allowance of $29,611)                             140,072
Escrow deposits                                      38,422
Other assets                                         61,589
       Total Assets                             $16,792,649

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Mortgage notes payable (Note 3)                 $11,481,298
Accounts payable and accrued expenses               282,721
Tenant security deposits                             49,323
Due to affiliates                                    25,213
       Total Liabilities                         11,838,555

MINORITY INTEREST IN STRAWBERRY
  JOINT VENTURE                                     564,235

PARTNERS' CAPITAL:
General Partners                                    (16,305)
Limited Partners (9,550 limited
  partnership units issued and
  outstanding)                                    4,406,164
       Total Partners' Capital                    4,389,859
       Total Liabilities and
           Partners' Capital                    $16,792,649



      See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF OPERATIONS
        For the six months ended June 30, 1997 and 1996
                          (Unaudited)

                                1997           1996
INCOME
Rental                      $  892,676    $  905,929
Interest                        18,657        17,386
Other, primarily tenant
  expense reimbursements       204,755       126,647
       Total income          1,116,088     1,049,962

EXPENSES
Interest                       479,727       492,194
Depreciation                   221,358       224,705
Real estate taxes              122,905       137,580
Repairs and maintenance         16,653        15,600
Management fees                 67,029        66,498
Other property operating        51,653        55,712
General and
  administrative               158,887       153,658
       Total expenses        1,118,212     1,145,947

Loss before minority
  and equity interests
  in joint ventures             (2,124)      (95,985)

Minority interest's
  share of Strawberry
  Joint Venture's net loss      12,915        21,166

Equity interest in Sabal
  Palm Joint Venture's
  net income                    34,217        39,157

Net income (loss)           $   45,008    $  (35,662)
Net income (loss) allocated to:
  General Partners          $      450    $     (357)
  Limited Partners          $   44,558    $  (35,305)
Net income (loss) per
 Limited Partnership
 Interest (9,550 units
  outstanding)              $     4.67    $    (3.70)



  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended June 30, 1997 and 1996
                          (Unaudited)

                                   1997          1996
INCOME
Rental                          $448,821      $431,507
Interest                          10,212         9,050
Other, primarily tenant
     expense reimbursements      119,508        53,421
          Total income           578,541       493,978

EXPENSES
Interest                         239,128       243,476
Depreciation                     109,410       114,347
Real estate taxes                 56,731        67,080
Repairs and maintenance            8,169        8,172
Management fees                   34,363        28,770
Other property operating          26,647        26,029
General and
     administrative               77,034        85,835
       Total expenses            551,482      573,709

Income (loss) before minority
  and equity interests
  in joint ventures               27,059      (79,731)

Minority interest's
  share of Strawberry
  Joint Venture's net loss         5,383        9,298

Equity interest in Sabal
  Palm Joint Venture's
  net income                     (10,293)     (20,672)

Net income (loss)               $ 22,149     $(91,105)
Net income (loss) allocated to:
  General Partners              $    221     $   (911)
  Limited Partners              $ 21,928     $(90,194)
Net income per
 Limited Partnership
 Interest (9,550 units
  outstanding)                  $   2.30     $  (9.44)



  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the six months June 30, 1997 and 1996
                          (Unaudited)

                                                    1997          1996

Cash Flows From Operating  Activities:
Net income (loss)                                 $ 45,008      $(35,662)
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
Depreciation                                       221,358       224,705
Provision for doubtful accounts                     22,987        36,213
Minority interest's share of
  Strawberry Joint Venture's
  net loss                                         (12,915)      (21,166)
Equity interest in Sabal Palm
  Joint Venture net income                         (34,217)      (39,157)
(Increase) decrease in rent
  receivable                                       (37,229)       58,284
Increase in escrow deposits                        (29,180)     (114,469)
Decrease in due from affiliates                         --        52,901
Increase in other assets                           (30,037)       (2,666)
Increase in accounts payable and
  accrued expenses                                 119,690       137,503
Increase in due to affiliates                       12,154            --
Increase in tenant security deposits                   526         7,300
Net cash provided by operating
 activities                                        278,145       303,786

Cash Flows From Investing Activities:
Capital expenditures                                (6,902)      (11,347)
Distribution from Sabal Palm Joint
  Venture                                           13,160        70,500
Net cash provided by investing
  activities                                         6,258        59,153

Cash Flows From Financing Activities:
Repayment of mortgage notes payable             (1,058,174)     (146,005)
Loan fees                                          (24,605)           --
Proceeds from mortgage note payable                875,000            --
Net cash used in financing activities             (207,779)     (146,005)
Net increase in cash and cash
 equivalents                                        76,624       216,934
Cash and cash equivalents at
 beginning of year                                 844,598       508,304
Cash and cash equivalents at
 end of period                                    $921,222      $725,238
Supplemental disclosure of cash flow information:
  Cash paid for interest                          $477,809      $485,782


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




     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the period ended June 30, 1997 and 1996.

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

     The fair value estimates presented herein are based on information available to management as of June 30, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

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

(3)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at June 30, 1997 consist of the following:
                                         Interest          Date
                              1997         Rate            Due
Raleigh Springs
  Marketplace             $ 4,878,681    (a)10.0%         10/99
Fortune Professional
  Building                    875,000    (b)              06/99
Strawberry Fields
  Shopping Center           5,727,617    (c)7.5%          12/98
                          $11,481,298

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  (b) Prior to June 26, 1997, the Partnership made monthly payments of interest and principal payments based upon a: (i) 25-year amortization schedule plus 100% of Available Cash Flow from July 1, 1992 through June 1, 1993; and (ii) 15-year amortization schedule plus 50% of Available Cash Flow from July 1, 1993 through July 1, 1997.

  The lender had the option to accelerate the loan maturity July
1 of each year, if the property is not: (i) in good condition and repair; (ii) occupied at a rate that is equal to the prevailing occupancy rate for similar properties in the same locale; and (iii) leased at rental rates which are at least 90% of the prevailing rate for similar properties in the same locale. The property currently meets these standards.

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, Fortune obtained a first mortgage loan in the amount of $875,000 secured by its real estate, from American National Bank and Trust Company. In connection with this first mortgage loan the Partnership was required to pay down approximately $59,000 to release the original mortgage loan and pay loan fees of approximately $24,600. This loan is a floating rate based on American National Bank's prime rate, which at June 30, 1997 was 8.5%. Principal is amortized based on a 15-year amortization period and is payable with interest on a monthly basis. This loan matures on June 30, 1999 at which time a balloon mortgage payment in the amount of approximately $758,300 will be due.

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

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or their affiliates for the six months ended June 30, 1997 and 1996 were as follows:

                                             1997       1996
  Management fees                          $ 51,197    $62,693
  Reimbursable office expenses               56,236     52,500
  Legal fees                                    270        257

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $6,908 for legal services, $12,425 for management fees and $5,880 was due to an affiliate at June 30, 1997, representing an advance made from Brauvin Real Estate Fund L.P. 5.

(5)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method.

  The following are condensed financial statements for Sabal Palm
Joint Venture:

                                            June 30,
                                              1997
Land, building and personal
 property, net                             $4,919,513
Other assets                                  484,991
                                           $5,404,504

Mortgage note payable                      $3,194,996
Other liabilities                             125,996
                                            3,320,992
Partners' capital                           2,083,512
                                           $5,404,504


                                    Six months ended June 30,
                                       1997         1996
Rental income                         $374,610   $396,020
Other income                            52,245     12,795
                                       426,855    408,815
Mortgage and
  other interest                       153,848    149,987
Depreciation                            67,644     67,312
Operating and
 administrative
 expenses                              132,560    108,204
                                       354,052    325,503

Net income                            $ 72,803   $ 83,312

(6)  SUBSEQUENT EVENT

Withdrawal of General Partner

     On August 8, 1997, Mr. Cezar M. Froelich notified the Managing General Partner of the Partnership of his decision to resign and withdraw as an Individual General Partner of the Partnership as of such date and subject to the terms of the Agreement. This resignation will become effective 90 days from August 14, 1997 (the date of notice to the Limited Partners). The Managing General Partner does not believe that Mr. Froelich's resignation will have an adverse effect on the operations of the Partnership. Mr. Froelich has advised management of the Partnership that his resignation was not the result of a disagreement on any matter related to the Partnership's operations, policies or practices.

























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

     The occupancy level at Fortune at June 30, 1997 was 86%, compared to 82% at December 31, 1996 and 96% at June 30, 1996. The
Partnership is continuing to work to improve the occupancy level of Fortune. Fortune operated at a positive cash flow for the six months ended June 30, 1997. The Partnership is currently marketing the property for sale. To date, the Partnership has received no substantive offers, however subsequent to the end of the quarter the Partnership changed selling brokers in an effort to obtain more national exposure for this property.

     The occupancy level at Raleigh at June 30, 1997 was 78% compared to 80% at December 31, 1996 and 75% at June 30, 1996. Raleigh operated at a positive cash flow for the six months ended June 30, 1997.



     The occupancy level at Strawberry Fields at June 30, 1997 was 88% compared to 87% at December 31, 1996 and 90% at June 30, 1996. Strawberry Fields operated at a positive cash flow for the six months ended June 30, 1997.

     At Sabal Palm, the Partnership and its joint venture partner are continuing to work to improve the occupancy level, which stood at 95% at June 30, 1997, compared to 99% at December 31, 1996 and 97% at June 30, 1996. Although the Sabal Palm retail market appears to be overbuilt, the property has operated at a positive cash flow since its acquisition in 1986.

     Additionally, at Sabal Palm the largest vacancy at the center was subdivided and a new tenant moved into the larger portion of this space during the quarter ended on June 30, 1997. Sabal Palm's largest anchor tenant has engaged engineers to review the prospect of moving their store from Sabal Palm to another center approximately two miles south. They claim they are looking into the feasibility of expanding from a 40,000 sq. ft. store to a 60,000 sq. ft. store. Management has notified them that Sabal Palm could accommodate them by expanding the four suites directly south of their store to provide them with the desired space.

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




     Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, Fortune obtained a first mortgage loan in the amount of $875,000 secured by its real estate, from American National Bank and Trust Company. In connection with this first mortgage loan the Partnership was required to pay down approximately $59,000 to release the original mortgage loan and pay loan fees of approximately $24,600. This loan is a floating rate based on American National Bank's prime rate, which at June 30, 1997 was 8.5%. Principal is amortized based on a 15-year amortization period and is payable with interest on a monthly basis. This loan matures on June 30, 1999 at which time a balloon mortgage payment in the amount of approximately $758,300 will be due.

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

Results of Operations - Six Months Ended June 30, 1997 and 1996
     (Amounts rounded to 000's)

     The Partnership generated net income of $45,000 for the six months ended June 30, 1997 as compared to net loss of $36,000 for the same six month period in 1996. The $81,000 increase in net income resulted primarily from a $66,000 increase in total income and a $28,000 decrease in total expenses.

     Total income for the six months ended June 30, 1997 was $1,116,000 as compared to $1,050,000 for the same six month period in 1996, an increase of $66,000. The $66,000 increase resulted primarily from an increase in reimbursable expenses at Raleigh. Partially offsetting the increase in tenant reimbursements is a decrease in rental income of $13,000 as a result of T.J. Maxx vacating its space in January 1996. Although T.J. Maxx vacated its space in January 1996 they continued to pay rent until March 31, 1996, honoring their lease, while no such payments have been made in 1997.

     For the six months ended June 30, 1997 total expenses were $1,118,000 as compared to $1,146,000 for the same six month period in 1996, a decrease of $28,000. The decrease in total expenses is primarily a result of a decline in real estate taxes and interest expense. Real estate tax expense was $123,000 for the six months ended June 30, 1997 compared to $138,000 for the six months ended June 30, 1996. The decrease in real estate taxes is a result of management's successful effort to appeal the tax assessments at certain of the Partnership's properties. Interest expense for the six months ended June 30, 1997 was $480,000 compared to $492,000 for the period ended in 1996, a decline of $12,000. Interest expense declined as a result reduced principal outstanding in 1997 as compared to 1996.

Results of Operations - Three Months Ended June 30, 1997 and 1996
     (Amounts rounded to 000's)

     The Partnership generated net income of $22,000 for the three months ended June 30, 1997 as compared to a net loss of $91,000 for the same three month period in 1996. The $113,000 increase in net income resulted primarily from a $85,000 increase in total income and a $22,000 decrease in total expenses.

     Total income for the three months ended June 30, 1997 was $579,000 as compared to $494,000 for the same three month period in 1996, an increase of $85,000. The increase in total income was a result of an increase in tenant reimbursable expenses and an increase in rental income. Tenant reimbursement income for the three months ended June 30, 1997 was $205,000 as compared to $127,000 for the three months ended June 30, 1996, an increase of $78,000. The $78,000 increase in tenant reimbursable income was primarily from an increase in reimbursable expenses at Raleigh. Rental income increased primarily as a result of the release of a portion of the vacated T.J. Maxx space beginning in November, 1996 while no such tenant was in place for the three months ended June 30, 1996.
     For the three months ended June 30, 1997 total expenses were $551,000 as compared to $574,000 for the same three month period in 1996, a decrease of $23,000. The decrease in total expenses is primarily a result of a decline in real estate taxes expense. Real estate tax expense was $57,000 for the three months ended June 30, 1997 compared to $67,000 for the three months ended June 30, 1996. The decrease in real estate taxes is a result of management's successful effort to appeal the tax assessments at certain of the Partnership's properties.

                       PART II - OTHER INFORMATION


     ITEM 1.                    Legal Proceedings.

          On June 12, 1997, a lawsuit was filed in the SecondJudicial District Court in and for Bernalillo County, New
          Mexico, styled Cooney Watson & Associates, Inc. v.
          Brauvin Ventures, Inc. a/k/a Brauvin Real Estate Fund IV, Docket No. CV-97-05161. The lawsuit claims negligence, breach of contract, breach of duty of good faith and fair dealing, and constructive eviction. The Partnership denies all allegations set forth in the complaint and is vigorously defending against them.

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

                              DATE: August 14, 1997


                              BY:   /s/ B. Allen Aynessazian
                                    B. Allen Aynessazian
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: August 14, 1997