Form 10QSB
period 1997-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 1997-11-14
CIK 736908

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

   For the quarterly period ended     September 30, 1997

                                or

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

          Consolidated Balance Sheet at September 30, 1997 . . . . . . 4

          Consolidated Statements of Operations for the
          nine months ended September 30, 1997 and 1996. . . . . . . . 5

          Consolidated Statements of Operations for the
          three months ended September 30, 1997 and 1996 . . . . . . . 6
          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1997 and 1996. . . . . . . . 7

          Notes to Consolidated Financial Statements . . . . . . . . . 8

Item 2.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . .17

                             PART II
Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .22
Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .22

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . .22

Item 4.   Submission of Matters to Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .22

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .22
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23

                        PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Balance Sheet as of September 30,
1997, Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996, Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996, and Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1996 Annual Report on Form 10-KSB.

                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

                  CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                               September 30,
                                                   1997
                                               -------------
ASSETS

Investment in real estate:
  Land                                          $ 4,035,301
  Buildings and improvements                     15,700,232
                                                -----------
                                                 19,735,533
  Less accumulated depreciation                  (5,191,566)
                                                -----------
Net investment in real estate                    14,543,967

Investment in Sabal Palm Joint
  Venture (Note 5)                                  960,867
Cash and cash equivalents                           789,338
Rent receivable (net of
  allowance of $50,511)                             170,895
Escrow deposits                                      41,177
Other assets                                         63,694
                                                -----------
       Total Assets                             $16,569,938
                                                ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Mortgage notes payable (Note 3)                 $11,412,008
Accounts payable and accrued expenses               250,082
Tenant security deposits                             45,175
Due to affiliates                                    13,749
                                                -----------
       Total Liabilities                         11,721,014

MINORITY INTEREST IN STRAWBERRY
  JOINT VENTURE                                     555,979

PARTNERS' CAPITAL:
General Partners                                    (17,274)
Limited Partners (9,550 limited
  partnership units issued and
  outstanding)                                    4,310,219
                                                -----------
       Total Partners' Capital                    4,292,945
                                                -----------
       Total Liabilities and
           Partners' Capital                    $16,569,938
                                                ===========


       See accompanying notes to consolidated financial statements.

                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
     For the nine months ended September 30, 1997 and 1996
                          (Unaudited)

                                       1997          1996
                                    ----------    ----------
INCOME
Rental                              $1,337,552    $1,342,885
Interest                                28,366        25,743
Other, primarily tenant
  expense reimbursements               291,717       219,889
                                    ----------    ----------
       Total income                  1,657,635     1,588,517

EXPENSES
Interest                               733,632       736,621
Depreciation                           331,210       335,549
Real estate taxes                      186,232       171,742
Repairs and maintenance                 80,684        26,855
Management fees                         92,894        94,921
Other property operating                83,156        77,769
General and
  administrative                       240,463       220,936
                                    ----------    ----------
       Total expenses                1,748,271     1,664,393
                                    ----------    ----------
Loss before minority
  and equity interests
  in joint ventures                    (90,636)      (75,876)

Minority interest's
  share of Strawberry
  Joint Venture's net loss              21,171        22,337

Equity interest in Sabal
  Palm Joint Venture's
  net income                            17,559        39,982
                                    ----------    ----------

Net loss                            $  (51,906)   $  (13,557)
                                    ==========    ==========
Net loss allocated to:
  General Partners                  $     (519)   $     (136)
                                    ==========    ==========
  Limited Partners                  $  (51,387)   $  (13,421)
                                    ==========    ==========
Net loss per
 Limited Partnership
 Interest (9,550 units
  outstanding)                      $    (5.38)   $    (1.41)
                                    ==========    ==========


  See accompanying notes to consolidated financial statements.

                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three months ended September 30, 1997 and 1996
                          (Unaudited)

                                    1997          1996
                                  --------      --------
INCOME
Rental                            $444,876      $436,956
Interest                             9,709         8,357
Other, primarily tenant
     expense reimbursements         86,962        93,242
                                  --------      --------
          Total income             541,547       538,555

EXPENSES
Interest                           253,905       244,428
Depreciation                       109,852       110,843
Real estate taxes                   63,327        34,163
Repairs and maintenance             61,615        10,455
Management fees                     25,865        28,423
Other property operating            31,503        22,057
General and
     administrative                 83,992        68,078
                                  --------      --------
       Total expenses              630,059       518,447
                                  --------      --------
(Loss) income before minority
  and equity interests
  in joint ventures                (88,512)       20,108

Minority interest's
  share of Strawberry
  Joint Venture's net loss           8,256         1,172

Equity interest in Sabal
  Palm Joint Venture's
  net (loss) income                (16,658)          825
                                  --------      --------
Net (loss) income                 $(96,914)     $ 22,105
                                  ========      ========
Net (loss) income allocated to:
  General Partners                $   (969)     $    221
                                  ========      ========
  Limited Partners                $(95,945)     $ 21,884
                                  ========      ========
Net (loss) income per
 Limited Partnership
 Interest (9,550 units
  outstanding)                    $ (10.05)     $   2.29
                                  ========      ========


  See accompanying notes to consolidated financial statements.

                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months September 30, 1997 and 1996
                          (Unaudited)

                                                    1997          1996
                                                  --------      --------
Cash Flows From Operating  Activities:
Net loss                                          $(51,906)     $(13,557)
Adjustments to reconcile net
  loss to net cash
  provided by operating activities:
Depreciation                                       331,210       335,549
Provision for doubtful accounts                     43,887        39,219
Minority interest's share of
  Strawberry Joint Venture's
  net loss                                         (21,171)      (22,337)
Equity interest in Sabal Palm
  Joint Venture net income                         (17,559)      (39,982)
Increase in rent receivable                        (88,952)      (11,687)
Increase in escrow deposits                        (31,935)       (9,152)
Decrease in due from affiliates                         --        58,781
Decrease (increase) in other assets                    863       (35,477)
Increase in accounts payable and
  accrued expenses                                  87,051        73,661
Increase in due to affiliates                          690            --
(Decrease) increase in tenant
  security deposits                                 (3,622)        7,300
                                                  --------      --------
Net cash provided by operating
 activities                                        248,556       382,318

Cash Flows From Investing Activities:
Capital expenditures                                (6,902)      (22,334)
Distribution from Sabal Palm Joint
  Venture                                           13,160        96,350
                                                  --------      --------
Net cash provided by investing
  activities                                         6,258        74,016

Cash Flows From Financing Activities:
Repayment of mortgage notes payable             (1,152,069)     (219,860)
Loan fees                                          (33,005)           --
Proceeds from mortgage note payable                875,000            --
Net cash used in financing activities             (310,074)     (219,860)
                                                  --------      --------
Net (decrease) increase in cash and
 cash equivalents                                  (55,260)      236,474
Cash and cash equivalents at
 beginning of year                                 844,598       508,304
                                                  --------      --------
Cash and cash equivalents at
 end of period                                   $ 789,338     $ 744,778
                                                 =========     =========
Supplemental disclosure of cash flow information:
  Cash paid for interest                         $ 726,310     $ 726,808
                                                 =========     =========

  See accompanying notes to consolidated financial statements.

                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Brauvin Real Estate Fund L.P. 4 (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. The General Partners of the Partnership are Brauvin Ventures, Inc., Jerome J. Brault and Cezar M. Froelich. On August 8, 1997, Mr. Cezar M. Froelich notified the Managing General Partner of the Partnership of his decision to resign and withdraw as an individual General Partner of the Partnership as of such date and subject to the terms of the Agreement, as defined below. This resignation will become effective 90 days from August 14, 1997.
The Managing General Partner does not believe Mr. Froelich's resignation will have an adverse effect on the operations of the Partnership. Brauvin Ventures, Inc. is owned by A.G.E. Realty Corporation Inc.(50%), and by Messrs. Jerome J. Brault
(beneficially) (25%) and Cezar M. Froelich (25%). A. G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The
Partnership is managed by an affiliate of the General Partners.

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

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

     Consolidation of Joint Venture Partnership

     The Partnership owns a 58% equity interest in an affiliated joint venture ("Strawberry Joint Venture") which acquired Strawberry
Fields Shopping Center ("Strawberry Fields"). The accompanying consolidated financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Strawberry Joint Venture. In 1994, the Partnership and its joint venture partner Brauvin Real Estate Fund L.P. 5 ("BREF 5") contributed cash to Strawberry Joint Venture to cover cash flow operating deficiencies. The minority interest in the consolidated joint venture is adjusted for the joint venture partner's share of income or loss and any cash contributions or cash disbursements from the joint venture partner. All intercompany items and transactions have been eliminated.

     Investment in Joint Venture Partnership

     The Partnership owns a 47% equity interest in Sabal Palm Joint Venture (see Note 5). Sabal Palm is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Sabal Palm Joint Venture using the equity method of accounting.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the periods ended September 30, 1997 and 1996.

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

     The fair value estimates presented herein are based on information available to management as of September 30, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from amounts presented herein.

     The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; rent receivable; escrow deposits; accounts payable and accrued expenses; and due to affiliates. The mortgage notes payable at September 30, 1997 have a fair value of approximately $11,412,000 based upon current interest rates offered for debt of similar instruments in the market.

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

(3)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at September 30, 1997 consist of the following:
                                                Interest     Date
                                      1997         Rate       Due
                                  -----------   --------    -----
Raleigh Springs
  Marketplace                     $ 4,859,977   (a)10.0%    10/99
Fortune Professional
  Building                            860,414      (b)      06/99
Strawberry Fields
  Shopping Center                   5,691,617    (c)7.5%    12/98
                                  -----------
                                  $11,412,008
                                  ===========

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

  The lender had the option to accelerate the loan maturity July
1 of each year, if the property was not: (i) in good condition and repair; (ii) occupied at a rate that was equal to the prevailing occupancy rate for similar properties in the same locale; and (iii) leased at rental rates which were at least 90% of the prevailing rate for similar properties in the same locale.

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, Fortune obtained a first mortgage loan in the amount of $875,000 secured by its real estate, from American National Bank and Trust Company. In connection with this first mortgage loan, the Partnership was required to pay down approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $24,600. This loan is a floating rate based on American National Bank's prime rate, which at September 30, 1997 was 8.5%. Principal is amortized based on a 15-year amortization period and is payable with interest on a monthly basis. This loan matures on June 30, 1999 at which time a balloon mortgage payment in the amount of approximately $758,300 will be due.

  (c) In February 1993, the Partnership and Strawberry Joint Venture, finalized a refinancing of the first mortgage loan (the "Refinancing") on Strawberry Fields with the lender. The Refinancing became effective retroactive to October 1992. Due to the Refinancing, the interest rate was reduced to 9% with monthly payments of interest only from October 1992 through November 1995.

The Strawberry Joint Venture had the option to extend the term of the loan and make monthly payments of principal and interest from December 1995 through November 1998, if it is not in default of the terms of the Refinancing. On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. From November 1, 1997 through the maturity date, December 1, 1998, the interest rate will revert to the original 9.0% rate.

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid to the General Partners or their affiliates for the nine months ended September 30, 1997 and 1996 were as follows:

                                             1997       1996
                                           --------   --------
  Management fees                          $ 80,785   $ 89,125
  Reimbursable office expenses               85,338     82,191
  Legal fees                                    270        257

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $6,908 for legal services and $6,841 for management fees at September 30, 1997.

(5)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method.

  The following are condensed financial statements for Sabal Palm
Joint Venture:

                                         September 30,
                                              1997
                                         -------------
Land, building and personal
 property, net                             $4,885,211
Other assets                                  498,228
                                           ----------
                                           $5,383,439
                                           ==========

Mortgage note payable                      $3,187,745
Other liabilities                             147,624
                                           ----------
                                            3,335,369
Partners' capital                           2,048,070
                                           ----------
                                           $5,383,439
                                           ==========

                              Nine months ended September 30,

                                        1997       1996
                                      --------   --------
Rental income                         $513,244   $570,067
Other income                            42,216      2,881
                                      --------   --------
                                       555,460    572,948
Mortgage and
  other interest                       230,746    224,566
Depreciation                           101,946    101,134
Operating and
 administrative
 expenses                              185,407    162,180
                                      --------   --------
                                       518,099    487,880
                                      --------   --------
Net income                            $ 37,361   $ 85,068
                                      ========   ========

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

     The occupancy level at Fortune at September 30, 1997 was 77%, compared to 82% at December 31, 1996 and 96% at September 30, 1996. The Partnership is continuing to work to improve the occupancy level of Fortune. Fortune operated at a positive cash flow for the nine months ended September 30, 1997. The Partnership is no longer marketing the property for sale at this time due to the softness of the Albuquerque New Mexico real estate market.

     The occupancy level at Raleigh at September 30, 1997 was 78% compared to 80% at December 31, 1996 and 80% at September 30, 1996. Raleigh operated at a positive cash flow for the nine months ended September 30, 1997.

     The occupancy level at Strawberry Fields at September 30, 1997 was 90% compared to 87% at December 31, 1996 and 90% at September
30, 1996. Strawberry Fields operated at a positive cash flow for the nine months ended September 30, 1997.

     At Sabal Palm, the Partnership and its joint venture partner are continuing to work to improve the occupancy level, which stood at 95% at September 30, 1997, compared to 99% at December 31, 1996 and 91% at September 30, 1996. Although the Sabal Palm retail market appears to be overbuilt, the property has operated at a positive cash flow since its acquisition in 1986.

     Additionally, at Sabal Palm the largest vacancy at the center was subdivided and a new tenant moved into the larger portion of this space during the quarter ended on June 30, 1997. Sabal Palm's largest anchor tenant has engaged engineers to review the prospect of moving its' store from Sabal Palm to another center approximately two miles south. This tenant claims it is looking into the feasibility of expanding from a 40,000 sq. ft. store to a 60,000 sq. ft. store. Management has notified this tenant that Sabal Palm could accommodate it by expanding the four suites directly south of its store to provide it with the desired space.

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

     Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, Fortune obtained a first mortgage loan in the amount of $875,000 secured by its real estate, from American National Bank and Trust Company. In connection with this first mortgage loan the Partnership was required to pay down approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $24,600. This loan is a floating rate based on American National Bank's prime rate, which at September 30, 1997 was 8.5%. Principal is amortized based on a 15-year amortization period and is payable with interest on a monthly basis. This loan matures on June 30, 1999 at which time a balloon mortgage payment in the amount of approximately $758,300 will be due.

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

Results of Operations - Nine Months Ended September 30, 1997 and
1996
=================================================================
     (Amounts rounded to 000's)

     The Partnership generated a net loss of $52,000 for the nine months ended September 30, 1997 as compared to net loss of $14,000 for the same nine month period in 1996. The $38,000 increase in net loss resulted primarily from a $69,000 increase in total income and a $84,000 increase in total expenses, and a $22,000 decrease in the share of Sabal Palm's net income.

     Total income for the nine months ended September 30, 1997 was $1,658,000 as compared to $1,589,000 for the same nine month period in 1996, an increase of $69,000. The $69,000 increase resulted primarily from an increase in reimbursable expenses at Raleigh. Partially offsetting the increase in tenant reimbursements is a decrease in rental income of $5,000 as a result of T.J. Maxx vacating its space in January 1996. Although T.J. Maxx vacated its space in January 1996, it continued to pay rent until March 31,

1996, honoring its lease, while no such payments have been made in 1997.

     For the nine months ended September 30, 1997, total expenses were $1,748,000 as compared to $1,664,000 for the same nine month period in 1996, an increase of $84,000. The increase in total expenses is primarily a result of an increase in repairs and maintenance expenses and general and administrative expenses. The increase in repairs and maintenance relates to roof repairs of approximately $40,000 for the largest tenant at Raleigh Springs, Toys R' Us. The increase in general and administrative expenses relates to insurance expense at Strawberry Fields due to an active hurricane season in 1996.

Results of Operations - Three Months Ended September 30, 1997 and
1996
===================================================================
     (Amounts rounded to 000's)

     The Partnership generated a net loss of $97,000 for the three months ended September 30, 1997 as compared to net income of $22,000 for the same three month period in 1996. The $119,000 decrease in net income resulted primarily from a $3,000 increase in total income and a $112,000 increase in total expenses.

     Total income for the three months ended September 30, 1997 was $542,000 as compared to $539,000 for the same three month period in 1996, an increase of $3,000. The increase in total income was a result of an increase in rental income. Rental income increased primarily as a result of the re-leasing of a portion of the vacated T.J. Maxx space beginning in November 1996 while no such tenant was in place for the three months ended September 30, 1996.

     For the three months ended September 30, 1997 total expenses were $630,000 as compared to $518,000 for the same three month period in 1996, an increase of $112,000. The increase in total expenses is primarily a result of an increase in repairs and maintenance, general and administrative, and real estate taxes. The increase in repairs and maintenance relates to roof repairs of approximately $40,000 for the largest tenant at Raleigh Springs, Toys R' Us. The increase in general and administrative expenses relates to insurance expense at Strawberry Fields due to an active hurricane season in 1996. The increase in real estate taxes is caused by a variance in real estate taxes when comparing the three month period ended September 30, 1997 with the same period ended September 30, 1996. The increase in taxes is primarily a result of tax refunds of multiple years received in the third quarter of 1996.

                   PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

              On June 12, 1997, a lawsuit was filed in the Second Judicial District Court in and for Bernalillo County, New Mexico, styled Cooney Watson & Associates, Inc. v. Brauvin Ventures, Inc. a/k/a Brauvin Real Estate Fund IV, Docket No. CV-97-05161. The lawsuit claims negligence, breach of contract, breach of duty of good faith and fair dealing, and constructive eviction. The Partnership has denied all allegations set forth in the complaint and is vigorously defending against them.

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

                              DATE: November 14, 1997


                              BY:   /s/ B. Allen Aynessazian
                                    B. Allen Aynessazian
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: November 14, 1997