Form 10KSB
period 1997-12-31
BRAUVIN REAL ESTATE FUND LP 4
filed 1998-04-01
CIK 736908

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended   December 31, 1997

                                or

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

   For the transition period from               to

   Commission File Number               0-13402

                Brauvin Real Estate Fund L.P. 4
       (Name of small business issuer in its charter)

              Delaware                        36-3304339
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)      Identification No.)

   30 North LaSalle Street, Chicago, Illinois         60602
    (Address of principal executive offices)       (Zip Code)

                        (312) 759-7660
                   (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $2,195,540.

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

                 BRAUVIN REAL ESTATE FUND L.P. 4
                  1997 FORM 10-KSB ANNUAL REPORT
                              INDEX

                              PART I
                                                                Page
Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2.   Description of Properties. . . . . . . . . . . . . . . . . . 5

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .13

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . .13

                             PART II
Item 5.   Market for the Issuer's Limited Partnership
          Interests and Related Security Holder Matters. . . . . . . .14

Item 6.   Management's Discussion and Analysis or Plan of
          Operation. . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 7.   Financial Statements and Supplementary Data. . . . . . . . .21

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . .22

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

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . .25

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . .25

Item 12.  Certain Relationships and Related Transactions . . . . . . .26

Item 13.  Exhibits, Consolidated Financial Statements and
          Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .27

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

                             PART I

Item 1.   Description of Business.

  Brauvin Real Estate Fund L.P. 4 (the "Partnership") is a Delaware limited partnership formed in April 1984 for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. At December 31, 1997, the Partnership had two rental properties, a 58% interest in a joint venture which owns a third rental property and a 47% interest in a joint venture which owns a fourth rental property.

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

Market Conditions/Competition

     The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to those owned by the Partnership. Competition exists in such areas as attracting and retaining credit worthy tenants, financing capital improvements and eventually selling properties. Many of the factors affecting the ability of the Partnership to compete are beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the economy in which a property is located, population shifts, reduced availability and increased cost of financing, changes in zoning laws or changes in patterns of the needs of users. The marketability of the properties may also be affected by prevailing interest rates and existing tax laws. The Partnership has retained ownership of its properties for periods longer than anticipated at acquisition.

     Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Average rental rates for non-anchor tenants, expressed per square foot per year, have fallen at the Memphis, Tennessee, Raleigh Square property from approximately $12.00 per square foot in 1993 to approximately $10.00 per square foot in 1997. The Albuquerque, New Mexico office market softened a bit over the last two years with occupancy rates declining and rental rates falling to approximately $10.00 per square foot. However, average rental rates at the Fortune property have increased during this period from $10.16 per square foot in 1995 to $10.98 per square foot in 1997. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have remained static at approximately $10.88 per square foot in 1995 to $10.25 per square foot in 1997. In Strawberry Fields in West Palm Beach, Florida, the average rental rates have declined from approximately $12.21 per square foot in 1993 to approximately $8.69 per square foot in 1997.

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

     As of December 31, 1997, the Partnership owned the properties described below:

(a) Raleigh Springs Marketplace ("Raleigh Springs")

     On June 26, 1985, the Partnership acquired Raleigh Springs, an approximately 114,000 square foot community shopping center located in Memphis, Tennessee. Raleigh Springs was constructed in two phases. Phase I was completed during 1984 and Phase II was completed in 1985. Raleigh Springs was 78% occupied at December 31, 1997. The national anchor tenant was Toys "R" Us.

     The Partnership purchased Raleigh Springs for $7,486,800, consisting of $2,300,000 in cash at closing (plus or minus prorations) and the assumption of an existing first mortgage loan on Phase I of $5,186,800. In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). The interest rate was reduced from 12.75% to 10.00% effective October 1992. Since November 1992 and through September 1999, principal and interest payments are based on a 25-year amortization schedule. The Modified Loan included the August, September and October 1992 mortgage payments. The Modified Loan matures on October 1, 1999. The outstanding mortgage balance encumbered by the property was $4,840,801 at December 31, 1997.

     The occupancy rate and average annual base rent per square foot at December 31, 1997 and 1996 were as follows:

                             1997      1996
Occupancy Rate                78%     80%
Average Annual Base
  Rent Per Square Foot       $8.28   $7.73

  Raleigh Springs has one tenant which occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1997:

                         Annual     Lease
               Square      Base   Expiration   Renewal       Nature of
Tenant          Feet       Rent     Date       Options       Business
Toys "R" Us    36,416   $218,496   10/2017    10/5 yrs ea.   Toy Store
Others         52,287    529,127   Various     Various
Vacant         25,567       --
              114,270   $747,623

  T.J. Maxx, a former anchor tenant, vacated its space in January 1996 but continued to pay rent through its lease expiration, March 31, 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J. Maxx space. Due to the vacancy of the remaining T.J. Maxx space, which is approximately 13% of the center, cash flow from Raleigh Springs has decreased. Management of the Partnership continues to actively market this space to alleviate this situation.

(b) Fortune Professional Building ("Fortune")

  On September 15, 1985, the Partnership acquired an 80% equity interest in Fortune, a two-story, approximately 28,000 square foot office building located in Albuquerque, New Mexico. The Partnership purchased its 80% equity interest in Fortune for $1,888,000, consisting of approximately $768,000 in cash at closing and the assumption of 80% of the existing $1,400,000 first mortgage loan obtained from United of Omaha Life Insurance Company, the terms of which were modified in November 1989 and again in November 1991. The outstanding mortgage balance was being amortized based on a 15-year rate plus 50% of Available Cash Flow from the property. This mortgage was scheduled to mature in July 1997 with a required balloon mortgage payment of approximately $934,000.

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000, secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $24,600. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 1997 was 8.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan matures on June 30, 1999 at which time a balloon mortgage payment in the amount of approximately $758,300 will be due. The outstanding balance of the Replacement Loan was $845,828 at December 31, 1997.

  Fortune was 75% occupied at December 31, 1997. Management of the Partnership is actively marketing the vacant space.

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

  The occupancy rate and average annual base rent per square foot at December 31, 1997 and 1996 were as follows:

                             1997      1996
Occupancy Rate                75%       82%
Average Annual Base
Rent Per Square Foot      $10.98     $11.19

  Fortune has no tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1997:

                            Annual   Lease
            Square           Base    Expiration  Renewal
Tenant      Feet             Rent       Date      Options
Others     21,585         $246,683    Various     Various
Vacant      7,013               --
           28,598         $246,683

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

  In February 1993, the Strawberry Joint Venture finalized a refinancing (the "Refinancing") of the first mortgage loan on Strawberry Fields with the lender. The Refinancing became effective retroactive to October 1992. Due to the Refinancing, the interest rate was reduced to 9% with monthly payments of interest only from October 1992 through November 1995. The Partnership had the option to extend the term of the loan and make monthly payments of principal and interest from December 1995 through November 1998, if it was not in default of the terms of the Refinancing. On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. Commencing November 1, 1997 and through the maturity date, December 1, 1998, the interest rate reverted to the original 9.0% rate. The outstanding mortgage balance encumbered by the property was $5,650,707 at December 31, 1997.

  Strawberry Fields is a neighborhood retail development constructed on an 11.87 acre site in 1985. Strawberry Fields was initially anchored by Florida Choice, a combination food, drug and general merchandise chain. In 1987, the Kroger Company ("Kroger") purchased Family Mart, the original lessee, and renamed the store. Kroger then closed the Florida Choice store in November 1988; however, the original lease terms remained in effect and Kroger continued to pay rent. Although Kroger is obligated to continue to pay rent through March 31, 2005, the Strawberry Joint Venture has located and approved a sublease for a replacement tenant, Syms, a national discount clothing retailer, to sublease the space for the remainder of the original lease term. Strawberry Fields' main building contains 101,614 square feet of retail space and is complemented by two outparcel sites plus an older 5,400 square foot Uniroyal tire and automotive outlet. The outparcel sites are leased to Taco Bell, a division of Tricon Global, and Flagler National Bank. Strawberry Fields was 86% occupied at December 31, 1997.

  With the exception of Kroger, all leases at Strawberry Fields are net with each tenant paying its pro rata share of operating expenses. Local tenant leases and outparcel ground leases provide for the base rent to be increased in accordance with the Consumer Price Index. Even though Florida Choice has vacated the space and the space has been sublet to Syms it is still required to pay any increases in property taxes and insurance above the level incurred in 1986 (the first year of operation). Syms is not required to share in the operating expenses.

  The occupancy rate and average annual base rent per square foot at December 31, 1997 and 1996 were as follows:

                             1997      1996
Occupancy Rate                86%       87%
Average Annual Base
Rent Per Square Foot       $7.63      $7.49

  Strawberry Fields has one tenant which occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1997:

                                Annual    Lease
                       Square    Base   Expiration  Renewal  Nature of
Tenant                  Feet      Rent       Date   Options     Business
Florida Choice (1)
(sublet by Syms)       54,300  $383,016   3/2005   8/5 yrs ea.  Discount
                                                                Clothing
Others                 34,539   300,152   Various    Various
Vacant                 14,775       --
                      103,614  $683,168
  (1) Includes Syms and Florida Choice base rent.
(d) Sabal Palm Square ("Sabal Palm")

  On October 31, 1986, the Partnership and BREF 5 formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership has a 47% interest and BREF 5 has a 53% interest in the joint venture which owns Sabal Palm. The purchase was funded with $2,724,000 cash at closing and a $3,200,000 interim loan. On February 19, 1987, the joint venture obtained a first mortgage loan in the amount of $3,200,000 collateralized by Sabal Palm from an unaffiliated lender. The loan was payable interest only at 9.5% per annum until February 1992, and required payments of principal and interest based on a 30 year amortization schedule.

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,179,537 at December 31, 1997.

  Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn Dixie food store and Walgreens. Winn Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm was 95% occupied at December 31, 1997.

  In addition, in the first quarter of 1998, the Partnership has become aware that both Winn-Dixie and Walgreens may vacate their respective spaces prior to their lease termination dates. Although the Partnership has not been given official notice of this potential event, the General Partners believe that there is a likelihood that these tenants will vacate. The General Partners are working with these tenants to determine their intent and the most beneficial steps to be taken by the Partnership in response.

  The occupancy rate and average annual base rent per square foot at December 31, 1997 and 1996 were as follows:

                            1997      1996
Occupancy Rate               95%       92%
Average Annual Base
Rent Per Square Foot       $6.32     $6.37

  Sabal Palm has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1997:

                           Annual    Lease
                   Square   Base     Expiration  Renewal         Nature of
Tenant              Feet    Rent        Date     Options          Business
Winn-Dixie        41,983   $142,406  4/2005     5/5 yrs ea.      Food Store
Walgreens         13,000     81,252  4/2025     2/5 yrs ea.      Drug Store
Others            29,484    302,037  Various     Various
Vacant             4,466        --
                  88,933   $525,695

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

Item 3.Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                             PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

  At December 31, 1997, there were approximately 805 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

  There were no cash distributions to Limited Partners for 1997 and 1996.

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

Year 2000

  In 1997, the Partnership initiated the conversion from its existing accounting software to a program that is year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer system. All costs associated with this conversion are being expensed as incurred, and are not material.

  Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties failure to remedy their own year 2000 issue. There can be no guarantee that the systems of these third parties will be timely converted and would not have an adverse effect on the Partnership.

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates. See Item 2 for a description of the mortgage modifications effected to date.

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $24,600. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 1997 was 8.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan matures on June 30, 1999 at which time a balloon mortgage payment in the amount of approximately $758,300 will be due.

  As a result of a recent decline in the Albuquerque, NM office market the General Partners have decided not to continue to market this property for sale at this time. The Partnership is currently working to improve the occupancy rate at Fortune and upon successful releasing of the vacant space the General Partners will reassess the potential sale of the property.

  Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space is currently being marketed both regionally and nationally.

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

  The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The property has shown an improvement due to the occupancy increase from 78% at December 31, 1994 to 86% at December 31, 1997. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center.

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

  At Sabal Palm, the Partnership and its joint venture partner are working to improve the occupancy level of the shopping center which stood at 95% as of December 31, 1997. Although the Sabal Palm retail market appears to be over built, the occupancy level of the building has stayed relatively constant and it has generated positive cash flow since the joint venture acquired the property in 1986.

  In addition, in the first quarter of 1998, the Partnership has become aware that both Winn-Dixie and Walgreens may vacate their respective spaces prior to their lease termination dates. Although the Partnership has not been given official notice of this potential event, the General Partners believe that there is a likelihood that these tenants will vacate. The General Partners are working with these tenants to determine their intent and the most beneficial steps to be taken by the Partnership in response.

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

Results of Operations

  The Partnership's revenue and expenses are affected primarily by the operations of the properties. Property operations, and in particular the components of income, demand for space and rental rates are, to a large extent, determined by local and national market conditions. These market conditions, all beyond the control of the Partnership and its General Partners, have affected the real estate industry since the late 1980's and have combined to cause severe economic hardships for real estate owners. Some of the specific market conditions are as follows:

  * The savings and loan crisis resulted in the creation of the Resolution Trust Corp. (RTC). The RTC sponsored auctions where large blocks of properties were sold at distressed prices. The low price paid by the new owners enabled them to reduce asking rental rates resulting in significantly lower market rents for all competing properties.

  * The emergence of "Category Killer" retailers who occupied large "Box" spaces in new developments known as "Power Centers" attracted tenants from the smaller and more traditional "Community Centers" resulting in increased vacancies and downward pressure on market rental rates.

  * The continuing softness in retail sales has resulted in store closings. This has in turn resulted in increased vacancies and an overall softness in demand for retail space which results in downward pressure on market rents.

  These conditions have generally adversely impacted the Partnership's property economics. The specific impact of these economic conditions on 1997 and 1996 results are discussed in the section "Results of Operations - 1997 Compared to 1996", below.

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

  An affiliate of the Partnership and the General Partners is assigned responsibility for day-to-day management of the properties. The affiliate receives a combined management and leasing fee which cannot exceed 6% of gross revenues generated by the properties. Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, i.e., independent leasing agents. In all instances, fees paid by the Partnership to the property management affiliate are, in the General Partners opinion, comparable to fees that would be paid to independent third parties.

Results of Operations - Years Ended December 31, 1997 and 1996
  (Amounts rounded to 000's)

  The Partnership generated a net loss of $119,000 for the year ended December 31, 1997 as compared to net loss of $40,000 for the same period in 1996. The $79,000 increase in net loss resulted primarily from a $118,000 increase in total income and a $168,000 increase in total expenses, and a $36,000 decrease in the share of Sabal Palm's net income.

  Total income for the year ended December 31, 1997 was $2,196,000 as compared to $2,078,000 for the same period in 1996, an increase of $118,000. The $118,000 increase resulted primarily from an increase in reimbursable expenses at Raleigh. Partially offsetting the increase in tenant reimbursements was a decrease in rental income of $5,000 as a result of T.J. Maxx vacating its space in January 1996. Although T.J. Maxx vacated its space in January, 1996, it continued to pay rent until March 31, 1996, honoring its lease, while no such payments were made in 1997.

  For the year ended December 31, 1997, total expenses were $2,368,000 as compared to $2,200,000 for the same period in 1996, an increase of $168,000. The increase in total expenses is primarily a result of an increase in general and administrative expenses and real estate taxes. The increase in general and administrative expenses relates to increased insurance expense at Strawberry Fields due to an active hurricane season in 1996. The increase in real estate taxes relates primarily to the Raleigh property. In 1996 Raleigh received tax refunds for prior years while no refunds were received in 1997.

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

  Mr. Jerome J. Brault . . . . . . . .Chairman of the Board of Directors,
                                                   Director and President

  Mr. James L. Brault. . . . . . . . . . . . Vice President and Secretary

  Mr. B. Allen Aynessazian . . . . . . . . . . . . . . . . Treasurer and
                                                  Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 64) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 37) is a executive vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Real Estate Funds, L.L.C. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. B. ALLEN AYNESSAZIAN (age 33) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin publicly registered real estate programs, including Brauvin Net Lease V, Inc. He is also responsible for the overall financial accounting of Brauvin
Management Company, Brauvin Financial, Inc. and related partnerships. He is also responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in August 1996. Prior to that time, he was the chief financial officer of Giordano's Enterprises, a privately held, 40-restaurant, family-style pizza chain in the Chicago metropolitan area where he worked since 1989. While at Giordano's, Mr. Aynessazian was responsible for all accounting functions, lease negotiations and financings of new restaurants, equipment and general corporate debt. From 1987 to 1989, Mr.
Aynessazian worked in the accounting compliance and tax department of KPMG Peat Marwick. Mr. Aynessazian is a certified public accountant.

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

  The General Partners received an allocation of the Partnership's net loss for 1997 and 1996.

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

Item 12.  Certain Relationships and Related Transactions.

  (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner, as described in the section of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 10 to 15 and the section of the Agreement entitled "Rights, Duties and Obligations of General Partners" at pages A-14 to A-17. The relationship of the Corporate General Partner to its affiliates is set forth in Item 9. Cezar M. Froelich resigned as an individual general partner of the Partnership effective 90 days after August 14, 1997 but remains a shareholder of the Corporate General Partner. He is also a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership. Reference is made to Note 4 of the Notes to Consolidated Financial Statements for a summary of transactions with affiliates.

  (c)     Not applicable.

  (d)     There have been no transactions with promoters.

Item 13. Exhibits, Consolidated Financial Statements and Reports on Form 8-K.

  (a)     The following documents are filed as part of this report:

      (1) (2)  Consolidated Financial Statements.  (See Index to
               Consolidated Financial Statements filed with this annual report).

      (3)      Exhibits required by the Securities and Exchange
               Commission Regulation S-B Item 601:

               Exhibit No.    Description
                *3.(a)        Restated Limited Partnership
                              Agreement
                *3.(b)        Articles of Incorporation of Brauvin
                              Ventures, Inc.
                *3.(c)        By-Laws of Brauvin Ventures, Inc.
                *3.(d)        Amendment to the Certificate of
                              Limited Partnership of the
                              Partnership
                *10.(a)       Escrow Agreement
                *10.(b)(1)    Management Agreement
                 21.          Subsidiaries of the registrant
                 27.          Financial Data Schedule
                *28.          Pages 10-15, A-9 to A-12 and A-14 to
                              A-17 of the Partnership's Prospectus
                              and the Agreement dated March 1,
                              1985, as supplemented.

* Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 2-88609) on Form
S-11 filed under the Securities Act of 1933.

(b) No portions of the annual report have been incorporated by reference in this Form 10-KSB.

(c) Form 8-K. None

(d) An annual report for the fiscal year 1997 will be sent to the Limited Partners subsequent to this filing.

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

                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner

                              By:  /s/ Jerome J. Brault
                                   Jerome J. Brault
                                   Chairman of the Board of
                                   Directors and President

                              By:  /s/ James L. Brault
                                   James L. Brault
                                   Vice President and Secretary


                              By:  /s/ B. Allen Aynessazian
                                   B. Allen Aynessazian
                                   Chief Financial Officer and
                                   Treasurer

                         INDIVIDUAL GENERAL PARTNER

                                   /s/ Jerome J. Brault
                                   Jerome J. Brault





Dated: March 31, 1998

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheet, December 31, 1997  . . . . . . . . . .   F-3

Consolidated Statements of Operations, for the years
  ended December 31, 1997 and 1996 . . . . . . . . . . . . . . . .   F-4

Consolidated Statements of Partners' Capital, for
  the years ended December 31, 1997 and 1996 . . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows, for the years
  ended December 31, 1997 and 1996 . . . . . . . . . . . . . . . .   F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . .   F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.

                        INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying consolidated balance sheet of Brauvin Real Estate Fund L.P. 4 (a limited partnership) and subsidiary as of December 31, 1997, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 4 and subsidiary at December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 7, 1998

                       Brauvin Real Estate Fund L.P. 4
                          (a limited partnership)

                        CONSOLIDATED BALANCE SHEET

                                                December 31,
                                                     1997
ASSETS

Investment in real estate:
Land                                            $ 4,035,301
Buildings and improvements                       15,737,117
                                                 19,772,418
  Less accumulated depreciation                  (5,303,058)
Net investment in real estate                    14,469,360

Investment in Sabal Palm Joint
  Venture (Note 6)                                  849,970
Cash and cash equivalents                           841,230
Rent receivable (net of allowance of
 $106,277)                                          199,339
Escrow deposits                                       6,752
Other assets                                         42,937

       Total Assets                             $16,409,588

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Mortgage notes payable (Note 3)                 $11,337,336
Accounts payable and accrued expenses               221,505
Tenant security deposits                             42,375
Due to affiliates                                    46,741
       Total Liabilities                         11,647,957

MINORITY INTEREST IN STRAWBERRY
  JOINT VENTURE                                     536,216

PARTNERS' CAPITAL:
General Partners                                    (17,949)
Limited Partners (9,550 limited
  partnership units issued and
  outstanding)                                    4,243,364
       Total Partners' Capital                    4,225,415
       Total Liabilities and
           Partners' Capital                    $16,409,588


See accompanying notes to consolidated financial statements

                       Brauvin Real Estate Fund L.P. 4
                          (a limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the years ended December 31,

                            1997                   1996
INCOME
Rental (Note 5)                 $1,787,686    $1,802,980
Interest                            37,519        35,795
Other, primarily
     expense reimbursements        370,335       239,021
          Total income           2,195,540     2,077,796

EXPENSES
Interest                         1,000,142       978,216
Depreciation                       442,702       444,675
Real estate taxes                  271,345       212,047
Repairs and maintenance              57,405       37,181
Management fees                    119,803       124,345
Other property operating           105,846       107,686
General and
     administrative                371,079       295,996
       Total expenses            2,368,322     2,200,146
Loss before minority
  and equity interests
  in joint ventures              (172,782)     (122,350)

Minority interest's
  share of Strawberry
  Joint Venture's net loss         40,934       33,340

Equity interest in Sabal
  Palm Joint Venture's
  net income                       12,412       48,858

Net loss                     $  (119,436)  $  (40,152)

Net loss allocated to:
  General Partners          $    (1,194)  $     (402)
  Limited Partners             (118,242)     (39,750)
                            $  (119,436)  $  (40,152)
Net loss per
 Limited Partnership
 Interest (9,550 units
  outstanding)             $    (12.38)   $    (4.16)

   See accompanying notes to consolidated financial statements

                       Brauvin Real Estate Fund L.P. 4
                          (a limited partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     Years ended December 31, 1997 and 1996


                            General     Limited
                           Partners     Partners     Total

Balance, January 1, 1996    $(16,353) $4,401,356     $4,385,003

   Net loss                     (402)   (39,750)       (40,152)

Balance, December 31, 1996   (16,755)  4,361,606      4,344,851

  Net loss                    (1,194)  (118,242)      (119,436)

Balance, December 31, 1997  $(17,949) $4,243,364     $4,225,415


 See accompanying notes to consolidated financial statements

                       Brauvin Real Estate Fund L.P. 4
                          (a limited partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31,
                                                   1997            1996
Cash Flows From Operating  Activities:
Net loss                                     $ (119,436)      $  (40,152)
Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
Depreciation                                    442,702          444,675
Provision for doubtful accounts                  99,653           45,604
Minority interest's share of
    Strawberry Joint Venture's net loss        (40,934)         (33,340)
Equity interest in Sabal Palm
    Joint Venture net income                   (12,412)         (48,858)
Increase in rent receivable                   (173,162)          (4,138)
Decrease in escrow deposits                      2,490           87,506
Decrease in due from affiliates                     --           52,901
Decrease in other assets                        21,620            9,444
Increase in accounts payable and
 accrued expenses                               58,474           43,883
(Increase) decrease in tenant
    security deposits                           (6,422)           5,313
Increase in due to affiliates                   33,682           13,059
Net cash provided by operating activities      306,255          575,897
Cash Flows From Investing Activities:
Capital expenditures                           (43,787)         (41,653)
Distribution from Sabal Palm Joint
    Venture                                    118,910           96,350
Net cash provided by investing activities       75,123           54,697
Cash Flows From Financing Activities:
Repayment of mortgage notes payable         (1,226,741)        (294,300)
Payment of loan fees                           (33,005)              --
Proceeds from mortgage notes payable           875,000               --
Net cash used in financing activities         (384,746)        (294,300)
Net (decrease) increase in cash
 and cash equivalents                           (3,368)         336,294
Cash and cash equivalents at
 beginning of year                             844,598          508,304
Cash and cash equivalents at
 end of year                                $  841,230       $  844,598
Supplemental disclosure of cash flow information:
    Cash paid for interest                  $  979,814       $  966,574

        See accompanying notes to consolidated financial statements

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

  Brauvin Real Estate Fund L.P. 4 (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. The General Partners of the Partnership are Brauvin Ventures, Inc. and Jerome J. Brault. Mr. Cezar M. Froelich resigned as a director of the corporate general partner in December 1994, and resigned as an Individual General Partner effective 90 days from August 14, 1997. Brauvin Ventures, Inc. is owned by A.G.E. Realty Corporation Inc.(50%), and by Messrs. Jerome J. Brault (beneficially) (25%) and Cezar M. Froelich (25%). A. G. Edwards & Sons, Inc. and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

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

  Consolidation of Joint Venture Partnership

  The Partnership owns a 58% equity interest in an affiliated joint venture ("Strawberry Joint Venture") which acquired Strawberry Fields Shopping Center ("Strawberry Fields"). The accompanying consolidated financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Strawberry Joint Venture. The minority interest in the consolidated joint venture is adjusted for the joint venture partner's share of income or loss and any cash contributions or cash disbursements from the joint venture partner, Brauvin Real Estate Fund L.P. 5 ("BREF 5"). All intercompany items and transactions have been eliminated.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1997 and 1996. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the years ended December 31, 1997 and 1996.

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

     The fair value estimates presented herein are based on information available to management as of December 31, 1997, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; rent receivable; escrow deposits; accounts payable and accrued expenses; and due to affiliates. The mortgage notes payable at December 31, 1997 have a fair value of approximately $11,331,500 based upon current interest rates offered for debt of similar instruments in the market.

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

     At December 31, 1997, the Preferential Distribution Deficiency equaled $10,636,315.

(3)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 1997 consist of the following:
                                                         Interest     Date
                                          1997            Rate         Due
Raleigh Springs
  Marketplace                     $ 4,840,801            (a)10%     10/99
Fortune Professional
Building                            845,828              (b)        06/99
Strawberry Fields
  Shopping Center                   5,650,707            (c)9%      12/98
                                  $11,337,336

  Maturities of the mortgage notes payable are as follows:

                      1998               $ 5,785,848
                      1999                 5,551,488

                                         $11,337,336

  Raleigh Springs Marketplace, Fortune Office Building and
Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  The carrying value of Raleigh at December 31, 1997 was approximately $5,826,900.

  (b) Prior to June 26, 1997, the Partnership made monthly payments of interest and principal payments based upon a: (i) 25-year amortization schedule plus 100% of Available Cash Flow from July 1, 1992 through June 1, 1993; and (ii) 15-year amortization schedule plus 50% of Available Cash Flow from July 1, 1993 through July 1, 1997.

  The lender had the option to accelerate the loan maturity July
1 of each year, if the property is not: (i) in good condition and repair; (ii) occupied at a rate that is equal to the prevailing occupancy rate for similar properties in the same locale; and (iii) leased at rental rates which are at least 90% of the prevailing rate for similar properties in the same locale. The Partnership was required to make a balloon mortgage payment in July 1997 of approximately $934,000.

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 1997 was 8.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis.

  The carrying value of Fortune at December 31, 1997 was approximately $1,641,200.

  (c) In February 1993, the Partnership and Strawberry Joint Venture, finalized a refinancing of the first mortgage loan (the "Refinancing") on Strawberry Fields with the lender. The Refinancing became effective retroactive to October 1992. Due to the Refinancing, the interest rate was reduced to 9% with monthly payments of interest only from October 1992 through November 1995. The Strawberry Joint Venture has the option to extend the term of the loan and make monthly payments of principal and interest from December 1995 through November 1998, if it is not in default of the terms of the Refinancing. On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. Commencing November 1, 1997 and through the maturity date, December 1, 1998, the interest rate reverted to the original 9.0% rate.

  The carrying value of Strawberry Fields at December 31, 1997 was approximately $7,001,300.

  The Partnership is required to make balloon mortgage payments for Fortune Office Building in the amount of $758,300 on June 30, 1999 and for Strawberry Fields in the amount of $5,437,606 at December
1, 1998.

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 1997 and 1996 were as follows:

                                             1997       1996
  Management fees                          $112,948   $116,664
  Reimbursable office expenses              113,463    112,015
  Legal fees                                    271        342

The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $6,908 for legal services and $8,425 for management fees, as of December 31, 1997. An amount of $31,408 was due to an affiliate at December 31, 1997, representing an advance made from Brauvin Real Estate Fund L.P. 5.

(5)  OPERATING LEASES

  The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

        1998                      $ 1,512,615
        1999                        1,191,316
        2000                          984,606
        2001                          785,118
        2002                          662,977
        Thereafter                  4,259,863
        Total                      $9,396,495


    Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from Toys "R" Us at Raleigh and Florida Choice (including the Syms sublet) tenant at Strawberry Fields approximate 12.2% and 21.4%, respectively, of rental income for the Partnership for the year ended December 31, 1997. Rental income received from Toys "R" Us tenant at Raleigh and Florida Choice (including the Syms sublet) tenant at Strawberry Fields approximate 12.1% and 21.1%, respectively, of rental income for the Partnership for the year ended December 31, 1996.
      (6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                         December 31,
                                                1997
Land, building and personal
  property, net                            $4,851,029
Other assets                                  207,228
                                           $5,058,257

Mortgage note payable                      $3,179,537
Other liabilities                              66,602
                                            3,246,139
Partners' capital                           1,812,118
                                           $5,058,257

                            Year Ended     Year Ended
                           December 31,    December 31,
                           1997                1996
Rental income              $648,788        $649,587
Other income                 75,608         143,675
                            724,396         793,262

Mortgage and
  other interest            307,360         299,078
Depreciation                136,128         134,956
Operating and
 administrative
 expenses                   254,499         255,277
                            697,987         689,311

Net income                 $ 26,409        $103,951

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

                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant

Exhibit (27)           Financial Data Schedule

                           Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin Strawberry Fields
  Joint Venture                                      Florida

Brauvin Sabal Palm Joint Venture                     Florida