Form 10QSB
period 1998-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 1998-05-15
CIK 736908

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities     Exchange Act of  1934

    For the quarterly period ended      March 31, 1998

                                or

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

          Consolidated Balance Sheet at March 31, 1998 . . . . . . . . 4

          Consolidated Statements of Operations for the
            three months ended March 31, 1998 and 1997 . . . . . . . . 5

          Consolidated Statements of Cash Flows for the
            three months ended March 31, 1998 and 1997 . . . . . . . . 6

          Notes to Consolidated Financial Statements . . . . . . . . . 7

Item 2.   Managements Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . .17

                             PART II
Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .21
Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .21

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . .21

Item 4.   Submission of Matters to Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .21

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .21
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .21

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

                PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Balance Sheet as of March 31, 1998, Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 and Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-KSB.

                CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                                   March 31,
                                                      1998
ASSETS
Investment in real estate:
  Land                                          $  4,035,301
  Buildings and improvements                      15,745,742
                                                  19,781,043
  Less accumulated depreciation                   (5,411,463)
Net investment in real estate                     14,369,580

Investment in Sabal Palm Joint
  Venture (Note 5)                                   825,641
Cash and cash equivalents                            839,123
Rent receivable (net of
  allowance of $139,400)                             213,918
Escrow deposits                                       18,227
Other assets                                          62,118
Total Assets                                     $16,328,607

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Mortgage notes payable (Note 3)                  $11,251,593
Accounts payable and accrued expenses                241,055
Tenant security deposits                              56,500
Due to affiliates                                     54,935
       Total Liabilities                          11,604,083

MINORITY INTEREST IN STRAWBERRY
  JOINT VENTURE                                      524,829

PARTNERS' CAPITAL:
General Partners                                     (18,206)
Limited Partners (9,550 limited
  partnership units issued and
  outstanding)                                     4,217,901
       Total Partners' Capital                     4,199,695
       Total Liabilities and
           Partners' Capital                     $16,328,607


  See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the three months ended March 31,
                             (Unaudited)

                                      1998          1997
INCOME
Rental                               $431,261    $ 443,855
Interest                                6,829        8,445
Other, primarily tenant
  expense reimbursements              101,599       85,247
       Total income                   539,689      537,547

EXPENSES
Interest                              271,318      240,599
Depreciation                          108,405      111,948
Real estate taxes                      70,383       66,174
Repairs and maintenance                25,058        8,484
Management fees (Note 4)               30,900       32,666
Other property operating               34,207       25,006
General and
  administrative                       92,096       81,853
       Total expenses                 632,367      566,730

Loss before minority
  and equity interests
  in joint ventures                   (92,678)     (29,183)

Minority interest's
  share of Strawberry
  Joint Venture's net loss             11,387        7,532

Equity interest in Sabal
  Palm Joint Venture's
  net income                           55,571       44,510

Net (loss)income                     $(25,720)   $  22,859
Net (loss) income allocated to:
  General Partners                   $   (257)   $     229
  Limited Partners                   $(25,463)   $  22,630
Net (loss) income per
 Limited Partnership
 Interest (9,550 units
  outstanding)                       $  (2.67)   $    2.37

  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the three months March 31,
                          (Unaudited)

                                                    1998          1997
Cash Flows From Operating  Activities:
Net (loss) income                                $ (25,720)     $ 22,859
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
Depreciation                                       108,405       111,948
Provision for doubtful accounts                     33,123        15,246
Minority interest's share of
  Strawberry Joint Venture's
  net loss                                         (11,387)       (7,532)
Equity interest in Sabal Palm
  Joint Venture net income                         (55,571)      (44,510)
Change in rent receivable                          (47,702)      (26,251)
Change in escrow deposits                          (11,475)      (14,435)
Change in other assets                             (19,181)        4,059
Change in accounts payable and
  accrued expenses                                  19,550        55,564
Change in due to affiliates                          8,194         9,694
Change in tenant security deposits                  14,125           263
Net cash provided by operating
 activities                                         12,361       126,905

Cash Flows From Investing Activities:
Capital expenditures                                (8,625)       (5,405)
Distribution from Sabal Palm Joint
  Venture                                           79,900        13,160
Net cash provided by investing activities           71,275         7,755

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                (85,743)      (75,036)
Cash used in financing activities                  (85,743)      (75,036)
Net (decrease) increase in cash
 and cash equivalents                               (2,107)       59,624
Cash and cash equivalents at
 beginning of year                                 841,230       844,598
Cash and cash equivalents at
 end of period                                   $ 839,123     $ 904,222

Supplemental disclosure of cash flow information:
  Cash paid for interest                         $ 265,484     $ 238,918
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

     Investment in Joint Venture Partnership

     The Partnership owns a 47% equity interest in the Sabal Palm
Joint Venture (see Note 5). Sabal Palm is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Sabal Palm Joint
Venture using the equity method of accounting.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1998 and December 31, 1997. Accordingly, no impairment loss has been recorded in the accompanying financial statements for the three months ended March 31, 1998 and the year ended December 31, 1997.

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

     The fair value estimates presented herein are based on information available to management as of March 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

     At March 31, 1998, the Preferential Distribution Deficiency equaled $10,875,065.

(3)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at March 31, 1998 consist of the
following:
                                           Interest     Date
                                 1998         Rate      Due
Raleigh Springs
  Marketplace              $ 4,821,142       (a)10%    10/99
Fortune Professional
  Building                     831,242       (b)       06/99
Strawberry Fields
  Shopping Center            5,599,209       (c)9%     12/98
                           $11,251,593

  Maturities of the mortgage notes payable are as follows:

                      1998               $ 5,700,105
                      1999                 5,551,488

                                         $11,251,593

  Raleigh Springs Marketplace ("Raleigh"), Fortune Professional
Building ("Fortune") and Strawberry Fields Shopping Center
("Strawberry Fields") serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  The carrying value of Raleigh at March 31, 1998 was approximately
$5,789,800.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at March 31, 1998 was 8.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis.

  The carrying value of Fortune at March 31, 1998 was approximately $1,628,500.

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

  The carrying value of Strawberry Fields at March 31, 1998 was approximately $6,951,300.

  The Partnership is required to make balloon mortgage payments for Fortune in the amount of $758,300 on June 30, 1999 and for Strawberry Fields in the amount of $5,437,606 at December 1, 1998.

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the three months ended March 31, 1998 and 1997 were as follows:

                                             1998       1997
  Management fees                           $29,821    $19,704
  Reimbursable office expenses               28,125     26,394
  Legal fees                                     --        157

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $6,908 for legal services and $12,210 for management fees, as of March 31, 1998. An amount of $35,817 was due to an affiliate at March 31, 1998, representing an advance made from Brauvin Real Estate Fund L.P. 5.

(5)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:


                                            March 31,
                                                1998
Land, building and personal
  property, net                            $4,818,292
Other assets                                  227,501
                                           $5,045,793

Mortgage note payable                      $3,170,368
Other liabilities                             115,071
                                            3,285,439
Partners' capital                           1,760,354
                                           $5,045,793

                                For the three months ended

                                  March 31,      March 31,
                                      1998          1997
Rental income                     $272,407        $246,146
Other income                        20,801          25,968
                                   293,208         272,114

Mortgage and
  other interest                    74,982          77,612
Depreciation                        34,057          33,822
Operating and
 administrative
 expenses                           65,932          65,979
                                   174,971         177,413

Net income                        $118,237         $94,701




  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the then existing mortgage obligation, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a new first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 were used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

ITEM 2.Management's Discussion and Analysis or Plan of Operation.

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

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through refinancing or modification of the mortgages at more favorable interest rates.

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $24,600. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at March 31, 1998 was 8.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan matures on June 30, 1999 at which time a balloon mortgage payment in the amount of approximately $758,300 will be due.

  As a result of a recent decline in the Albuquerque, New Mexico office market, the General Partners have decided not to continue to market this property for sale at this time. The occupancy level at Fortune at March 31, 1998 was 59%, compared to 75% at December 31, 1997 and 93% at March 31, 1997. Fortune had a negative cash flow for the three months ended March 31, 1998. The Partnership is currently working to improve the occupancy rate at Fortune and upon successful releasing of the vacant space the General Partners will reassess the potential sale of the property.

  The occupancy level at Fortune at March 31, 1998 was 59%, compared to 75% at December 31, 1997 and 93% at March 31, 1997. The Partnership is working to improve the occupancy level at Fortune. Fortune had a negative cash flow for the three months ended March 31, 1998.

  Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space is currently being marketed both regionally and nationally.

  The occupancy level at Raleigh at March 31, 1998 was 82%, compared to 78% at December 31, 1997 and 78% at March 31, 1997.
Raleigh had a positive cash flow for the three months ended March
31, 1998.

  The occupancy level at Strawberry Fields at March 31, 1998 was
83%, compared to 86% at December 31, 1997 and 88% at March 31,
1997. Strawberry had a negative cash flow for the three months ended March 31, 1998.

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

  At Sabal Palm, the Partnership and its joint venture partner are working to improve the occupancy level of the shopping center which stood at 96% as of March 31, 1998. Although the Sabal Palm retail market appears to be over built, the occupancy level of the building has stayed relatively constant and it has generated positive cash flow since the joint venture acquired the property in 1986.

  In addition, in the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. Although the Partnership has not been given official notice of this potential event, the General Partners believe that there is a likelihood that these tenants will vacate. The General Partners are working with these tenants to determine their intent and the most beneficial steps to be taken by the Partnership in response.

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

Results of Operations - Three Months Ended March 31, 1998 and 1997
  (Amounts rounded to 000's)

  The Partnership generated a net loss of $26,000 for the three months ended March 31, 1998 as compared to net income of $23,000 for the same three month period in 1997. The $49,000 decrease in net income resulted primarily from a $31,000 increase in interest expense and a $17,000 increase in repairs and maintenance expense.

  Total income for the three months ended March 31, 1998 was $540,000 as compared to $538,000 for the same three month period in 1997, an increase of $2,000. The $2,000 increase resulted primarily from an increase of $16,000 in other income at Strawberry which was the result of an increase in tenant reimbursements. Partially offsetting the increase in other income was a decrease in rental income of $13,000 at Fortune which was the result of a decrease in the occupancy rate from 93% to 59%, respectively, at March 31, 1997 and 1998.

  For the three months ended March 31, 1998 total expenses were $632,000 as compared to $567,000 for the same three month period in 1997, an increase of $65,000. This increase in total expenses was primarily a result of an increase in interest expense and repairs and maintenance expense. Interest expense was $271,000 for the three months ended March 31, 1998 as compared to $240,000 for the same three month period in 1997, an increase of $31,000. This increase was caused primarily by the increase in the interest rate at Fortune from 3% in 1997 to 8.5% in 1998. In addition, interest expense also increased as a result of the interest rate for Strawberry's mortgage loan reverting to 9.0% from 7.5% in November 1997. Repairs and maintenance expense was $25,000 in 1998 as compared to $8,000 for the same three month period in 1997, an increase of $17,000. The increase in repairs and maintenance expense primarily relates to increased roof repair expense at Raleigh and Strawberry .

                  PART II - OTHER INFORMATION


  ITEM 1.   Legal Proceedings.

            None.

  ITEM 2.   Changes in Securities.

            None.

  ITEM 3.   Defaults Upon Senior Securities.

            None.

  ITEM 4.   Submission of Matters to a Vote of Security
            Holders.

            None.

  ITEM 5.   Other Information.

  On May 15, 1998, B. Allen Aynessazian resigned as Chief Financial Officer from the Corporate General Partner. Mr. Aynessazian is returning to Giordano's Enterprises, a privately held restaurant concern where he worked from 1989 until 1996, prior to joining the Brauvin organization.

  Mr. Aynessazian is being succeeded by Mr. Thomas E. Murphy, age
31. Mr. Murphy will be the Partnership's Principal Accounting Officer. He is responsible for the daily operations of Partnership accounting and financial reporting to regulatory agencies. Mr. Murphy received a B.S. degree from Northern Illinois University in 1988. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

                              DATE: May 15, 1998


                              BY:   /s/ B. Allen Aynessazian
                                    B. Allen Aynessazian
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: May 15, 1998