Form 10QSB
period 1998-06-30
BRAUVIN REAL ESTATE FUND LP 4
filed 1998-08-14
CIK 736908

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

   For the quarterly period ended      June 30, 1998

                                or

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

          Consolidated Balance Sheet at June 30, 1998. . . . . . . . . 4

          Consolidated Statements of Operations for the
           six months ended June 30, 1998 and 1997 . . . . . . . . . . 5

          Consolidated Statements of Operations for the
            three months ended June 30, 1998 and 1997. . . . . . . . . 6

          Consolidated Statements of Cash Flows for the
           six months ended June 30, 1998 and 1997 . . . . . . . . . . 7

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23

                PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Balance Sheet as of June 30, 1998, Consolidated Statements of Operations for the six months ended June 30, 1998 and 1997, Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997, and Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form 10-KSB.

                     CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                            June 30,
                                              1998
ASSETS
Investment in real estate:
  Land                                           $ 3,710,168
  Buildings and improvements                      14,514,795
                                                  18,224,963
  Less accumulated depreciation                   (5,513,987)
Net investment in real estate                     12,710,976

Investment in Sabal Palm Joint
  Venture (Note 5)                                   820,281
Cash and cash equivalents                            802,841
Rent receivable (net of
  allowance of $184,500)                             234,399
Escrow deposits                                       29,692
Other assets                                          61,334
  Total Assets                                   $14,659,523

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Mortgage notes payable (Note 3)                  $11,164,188
Accounts payable and accrued expenses                310,623
Tenant security deposits                              56,675
Due to affiliates                                     51,514
       Total Liabilities                          11,583,000

MINORITY INTEREST IN STRAWBERRY
  JOINT VENTURE                                     (147,700)

PARTNERS' CAPITAL:
General Partners                                     (27,961)
Limited Partners (9,550 limited
  partnership units issued and
  outstanding)                                     3,252,184
       Total Partners' Capital                     3,224,223
       Total Liabilities and
           Partners' Capital                     $14,659,523

  See accompanying notes to consolidated financial statements.
              CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                          (Unaudited)

                                 1998                     1997
INCOME
Rental                                 $   875,777     $  892,676
Interest                                    14,388         18,657
Other, primarily tenant
  expense reimbursements                   174,577        204,755
       Total income                      1,064,742      1,116,088

EXPENSES
Interest                                   540,838        479,727
Depreciation                               210,929        221,358
Real estate taxes                          140,394        122,905
Repairs and maintenance                     34,533         16,653
Management fees (Note 4)                    59,250         67,029
Other property operating                    58,383         51,653
Provision for impairment                 1,564,101             --
General and administrative                 191,633        158,887
       Total expenses                    2,800,061      1,118,212
Loss before minority
  and equity interests
  in joint ventures                     (1,735,319)        (2,124)

Minority interest's
  share of Strawberry
  Joint Venture's net loss                 683,916         12,915

Equity interest in Sabal
  Palm Joint Venture's
  net income                                50,211         34,217

Net (loss)income                       $(1,001,192)    $   45,008
Net (loss) income allocated to:
  General Partners                     $   (10,012)    $      450
  Limited Partners                     $  (991,180)    $   44,558
Net (loss) income per
 Limited Partnership
 Interest (9,550 units
  outstanding)                         $   (103.79)    $     4.67

  See accompanying notes to consolidated financial statements.
             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended June 30,
                          (Unaudited)

                                  1998                   1997
INCOME
Rental                                  $  444,516       $448,821
Interest                                     7,559         10,212
Other, primarily tenant
  expense reimbursements                    72,978        119,508
       Total income                        525,053        578,541

EXPENSES
Interest                                   269,520        239,128
Depreciation                               102,524        109,410
Real estate taxes                           70,011         56,731
Repairs and maintenance                      9,475          8,169
Management fees (Note 4)                    28,350         34,363
Other property operating                    24,176         26,647
Provision for impairment                 1,564,101             --
General and
  administrative                            99,537         77,034
       Total expenses                    2,167,694        551,482

(Loss) income before minority
  and equity interests
  in joint ventures                     (1,642,641)        27,059

Minority interest's
  share of Strawberry
  Joint Venture's net loss                 672,529          5,383

Equity interest in Sabal
  Palm Joint Venture's
  net income                                (5,360)       (10,293)

Net (loss)income                        $ (975,472)      $ 22,149
Net (loss) income allocated to:
  General Partners                      $   (9,755)      $    221
  Limited Partners                      $ (965,717)      $ 21,928
Net (loss) income per
 Limited Partnership
 Interest (9,550 units
  outstanding)                          $  (101.12)      $   2.30
  See accompanying notes to consolidated financial statements.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the six months June 30,
                          (Unaudited)

                                                    1998          1997
Cash Flows From Operating  Activities:
Net (loss) income                             $ (1,001,192)     $ 45,008
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
Depreciation                                       210,929       221,358
Provision for impairment                         1,564,101            --
Provision for doubtful accounts                     78,223        22,987
Minority interest's share of
  Strawberry Joint Venture's net loss             (683,916)      (12,915)
Equity interest in Sabal Palm
  Joint Venture net income                         (50,211)      (34,217)
Change in rent receivable                         (113,283)      (37,229)
Change in escrow deposits                          (22,940)      (29,180)
Change in other assets                             (18,397)      (30,037)
Change in accounts payable and
  accrued expenses                                  89,118       119,690
Change in due to affiliates                          4,773        12,154
Change in tenant security deposits                  14,300           526
Net cash provided by operating
  activities                                        71,505       278,145

Cash Flows From Investing Activities:
Capital expenditures                               (16,646)       (6,902)
Distribution from Sabal Palm Joint
  Venture                                           79,900        13,160
Net cash provided by investing activities           63,254         6,258

Cash Flows From Financing Activities:
Repayment of mortgage notes payable               (173,148)   (1,058,174)
Loan fees                                               --       (24,605)
Proceeds from mortgage note payable                     --       875,000
Net cash used in financing activities             (173,148)     (207,779)
Net (decrease) increase in cash
 and cash equivalents                              (38,389)       76,624
Cash and cash equivalents at
 beginning of year                                 841,230       844,598
Cash and cash equivalents at
 end of period                                   $ 802,841    $  921,222
Supplemental disclosure of cash flow
  information:
       Cash paid for interest                    $ 529,191    $  477,809

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

  In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1998 and December 31, 1997, except as disclosed below.

  In the second quarter of 1998, the Partnership recorded an impairment of $1,564,101 related to an other than temporary decline in the value of real estate for Strawberry Fields. This allowance has been allocated to land and building based on the original acquisition percentages.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  At June 30, 1998, the Preferential Distribution Deficiency equaled $10,875,065.

(3)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 1998 consist of the following:
                                           Interest     Date
                                 1998         Rate       Due
Raleigh Springs
  Marketplace               $4,800,988      (a)10%      10/99
Fortune Professional
  Building                     816,656      (b)         06/99
Strawberry Fields
  Shopping Center            5,546,544      (c)9%       12/98
                           $11,164,188



Maturities of the mortgage notes payable are as follows:

                      1998               $ 5,612,700
                      1999                 5,551,488

                                         $11,164,188

  Raleigh Springs Marketplace ("Raleigh"), Fortune Professional
Building ("Fortune") and Strawberry Fields Shopping Center
("Strawberry Fields") serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  The carrying value of Raleigh at June 30, 1998 was approximately
$5,744,000.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at June 30, 1998 was 8.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis.

  The carrying value of Fortune at  June 30, 1998 was approximately
$1,620,000.

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

  The carrying value of Strawberry Fields at June 30, 1998 was approximately $5,347,000.

  The Partnership is required to make balloon mortgage payments for Fortune in the amount of $758,300 on June 30, 1999 and for Strawberry Fields in the amount of $5,437,606 at December 1, 1998.

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 1998 and 1997 were as follows:

                                             1998       1997

  Management fees                           $59,250    $51,197
  Reimbursable office expenses               46,050     56,236
  Legal fees                                     --        270

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $6,908 for legal services and $8,905 for management fees, as of June 30, 1998. An amount of
$35,700   was due to an affiliate at June 30, 1998, representing an
advance made from BREF 5.

(5)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:


                                             June 30,
                                                1998
Land, building and personal
  property, net                            $4,784,125
Other assets                                  258,344
                                           $5,042,469

Mortgage note payable                      $3,162,558
Other liabilities                             130,962
                                            3,293,520
Partners' capital                           1,748,949
                                           $5,042,469

                    For the six months ended

                                   June 30,       June 30,
                                      1998            1997
Rental income                     $411,147        $374,610
Other income                        39,248          52,245
                                   450,395         426,855

Mortgage and
  other interest                   242,350         153,848
Depreciation                        68,224          67,644
Operating and
 administrative
 expenses                           32,989         132,560
                                   343,563         354,052

Net income                        $106,832         $72,803

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the then existing mortgage obligation, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a new first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,162,558 at June 30, 1998.

  In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, the Partnership was given official notice that the Winn-Dixie had vacated its space at the center. Walgreens has not given official notice that they will vacate their space prior to their lease termination, the General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working with these tenants to determine their intent and the most beneficial steps to be taken by the Partnership. Winn-Dixie remains liable for rental payments under its lease at Sable Palm until April 2005.

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

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $24,600. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at June 30, 1998 was 8.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan matures on June 30, 1999 at which time a balloon mortgage payment in the amount of approximately $758,300 will be due.

  As a result of a recent decline in the Albuquerque, New Mexico office market, the General Partners have decided not to continue to market this property for sale at this time. The occupancy level at Fortune at June 30, 1998 was 68%, compared to 75% at December 31, 1997 and 86% at June 30, 1997. Fortune had a negative cash flow for the six months ended June 30, 1998. The Partnership is currently working to improve the occupancy rate at Fortune and upon successful releasing of the vacant space the General Partners will reassess the potential sale of the property.

  Raleigh Springs has continued to generate a slight positive operating cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space is currently being marketed both regionally and nationally. The occupancy level at Raleigh at June 30, 1998 was 81%, compared to 78% at December 31, 1997 and 78% at June 30, 1997.

The occupancy level at Strawberry Fields at June 30, 1998 was 87%, compared to 86% at December 31, 1997 and 88% at June 30, 1997.
Strawberry Fields had a negative cash flow for the six months ended
June 30, 1998.

  On September 18, 1995, the Strawberry Joint Venture notified the Strawberry Lender that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. As of November 1, 1997 and through the maturity date, December 1, 1998, the interest rate reverted to the original 9.0% rate.
  In the second quarter of 1998, the Partnership recorded an impairment of $1,564,101 related to an other than temporary decline in the value of real estate for the Strawberry Fields property. This allowance has been allocated to land and building based on the original acquisition percentages.

  At Sabal Palm, the Partnership and its joint venture partner are working to improve the occupancy level of the shopping center which stood at 96% as of June 30, 1998. Although the Sabal Palm retail market appears to be over built, the occupancy level of the building has stayed relatively constant and it has generated positive cash flow since the joint venture acquired the property in 1986.

  In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, the Partnership was given official notice that the Winn-Dixie had vacated its space at the center. Walgreens has not given official notice that they will vacate their space prior to their lease termination, the General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working with these tenants to determine their intent and the most beneficial steps to be taken by the Partnership. Winn-Dixie remains liable for rental payments under its lease at Sable Palm until April 2005.

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,162,558 at June 30, 1998.

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

Results of Operations - Six Months Ended June 30, 1998 and 1997
  (Amounts rounded to 000's)

  The Partnership generated a net loss of $1,001,000 for the six months ended June 30, 1998 as compared to net income of $45,000 for the same six month period in 1997. The $1,046,000 decrease was primarily due to a $1,564,000 increase in the provision for impairment. Partially offsetting this increase was the minority interest's share of Strawberry Joint Venture's net loss of $684,000.

  Total income for the six months ended June 30, 1998 was $1,065,000 as compared to $1,116,000 for the same six month period in 1997, a decrease of $51,000. The $51,000 decrease resulted from a decrease of $15,000 in deferred rental income at Strawberry, a decrease of $55,000 in other income (tenant reimbursements) at Raleigh, and a decrease of $32,000 in rental income at Fortune. The decrease in rental income at Fortune was the result of a decrease in the occupancy rate from 86% to 68%, respectively, at June 30, 1997 and 1998. Partially offsetting the decrease in total income were increases of $26,000 in other income at Strawberry and $26,000 in rental income at Raleigh. The increase in rental income at Raleigh resulted from an increase in the occupancy rate from 78% to 81%, respectively, at June 30, 1997 and 1998.

  For the six months ended June 30, 1998 total expenses were $2,800,000 as compared to $1,118,000 for the same six month period in 1997, an increase of $1,682,000. This increase in total expenses was primarily a result of increases in provision for impairment and interest expense. The provision for impairment at Strawberry was $1,564,000 for the six months ended June 30, 1998 as compared to $0 for the same six month period in 1997, an increase of $1,564,000. Interest expense was $541,000 for the six months ended June 30, 1998 as compared to $480,000 for the same six month period in 1997, an increase of $62,000. This increase was caused primarily by the increase in the interest rate at Fortune from 3% in 1997 to 8.5% in 1998. In addition, interest expense also increased as a result of the interest rate for Strawberry's mortgage loan reverting to 9.0% from 7.5% in November 1997.

Results of Operations - Three Months Ended June 30, 1998 and 1997
  (Amounts rounded to 000's)

  The Partnership generated a net loss of $975,000 for the three months ended June 30, 1998 as compared to net income of $22,000 for the same three month period in 1997. The $997,000 decrease was primarily due to a $1,564,000 increase in the provision for impairment. Partially offsetting this increase was the minority interest's share of Strawberry Joint Venture's net loss of $673,000.

  Total income for the three months ended June 30, 1998 was $525,000 as compared to $579,000 for the same three month period in 1997, a decrease of $54,000. The $54,000 decrease resulted from a decrease of $8,000 in deferred rental income at Strawberry, a decrease of $47,000 in other income (tenant reimbursements) at Raleigh, and a decrease of $15,000 in rental income at Fortune. The decrease in rental income at Fortune was the result of a decrease in the occupancy rate from 86% to 68%, respectively, at June 30, 1997 and 1998. Partially offsetting the decrease in total income was the increase of $18,000 in rental income at Raleigh. The increase in rental income at Raleigh resulted from an increase in the occupancy rate from 78% to 81%, respectively, at June 30, 1997 and 1998.

  For the three months ended June 30, 1998 total expenses were $2,168,000 as compared to $552,000 for the same three month period in 1997, an increase of $1,616,000. This increase in total expenses was primarily a result of increases in the provision for impairment and interest expense. The provision for impairment at Strawberry was $1,564,000 for the three months ended June 30, 1998 as compared to $0 for the same three month period in 1997, an increase of $1,564,000. Interest expense was $270,000 for the three months ended June 30, 1998 as compared to $240,000 for the same three month period in 1997, an increase of $30,000. This increase was caused primarily by the increase in the interest rate at Fortune from 3% in 1997 to 8.5% in 1998. In addition, interest expense also increased as a result of the interest rate for Strawberry's mortgage loan reverting to 9.0% from 7.5% in November 1997.


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



                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4


                              BY:   /s/ Jerome J. Brault
                                    Jerome J. Brault
                                    Chairman of the Board of
                                    Directors and President

                              DATE: August 14, 1998


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: August 14, 1998