Form 10QSB
period 1998-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 1998-11-17
CIK 736908

                        UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

   For the quarterly period ended  September 30, 1998

                                or

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

          Consolidated Balance Sheet at September 30, 1998 . . . . . . 4

          Consolidated Statements of Operations for the
            nine months ended September 30, 1998 and 1997. . . . . . . 5

          Consolidated Statements of Operations for the
            three months ended September 30, 1998 and 1997 . . . . . . 6

          Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1998 and 1997. . . . . . . 7

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .24

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

                        PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Balance Sheet as of September 30,
1998, Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997, Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997, and Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1997 Annual Report on Form
10-KSB.

                CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                          September 30,
                                              1998
ASSETS
Investment in real estate:
  Land                                           $ 3,710,168
  Buildings and improvements                      14,556,229
                                                  18,266,397
  Less accumulated depreciation                   (5,615,585)
Net investment in real estate                     12,650,812
Investment in Sabal Palm Joint
  Venture (Note 5)                                   814,405
Cash and cash equivalents                            790,023
Rent receivable (net of
  allowance of $154,000)                             259,172
Escrow deposits                                       41,167
Other assets                                          44,585
  Total Assets                                   $14,600,164

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Mortgage notes payable (Note 3)                  $11,075,081
Accounts payable and accrued expenses                294,764
Tenant security deposits                              70,693
Due to affiliates                                     54,590
       Total Liabilities                          11,495,128

MINORITY INTEREST IN STRAWBERRY
  JOINT VENTURE                                     (153,731)
PARTNERS' CAPITAL:
General Partners                                     (27,615)
Limited Partners (9,550 limited
  partnership units issued and
  outstanding)                                     3,286,382
       Total Partners' Capital                     3,258,767
       Total Liabilities and
           Partners' Capital                     $14,600,164

  See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF OPERATIONS
             For the nine months ended September 30,
                        (Unaudited)

                                         1998             1997
INCOME
Rental                                  $1,339,388     $1,337,552
Interest                                    21,199         28,366
Other, primarily tenant
  expense reimbursements                   261,170        291,717
       Total income                      1,621,757      1,657,635

EXPENSES
Interest                                   808,522        733,632
Depreciation                               312,527        331,210
Real estate taxes                          195,626        186,232
Repairs and maintenance                     43,565         80,684
Management fees (Note 4)                    91,847         92,894
Other property operating                    82,497         83,156
Provision for impairment                 1,564,101             --
General and administrative                 224,002        240,463
       Total expenses                    3,322,687      1,748,271
Loss before minority
  and equity interests
  in joint ventures                     (1,700,930)       (90,636)

Minority interest's
  share of Strawberry
  Joint Venture's net loss                 689,947         21,171

Equity interest in Sabal
  Palm Joint Venture's
  net income                                44,335         17,559

Net loss                                 $(966,648)     $ (51,906)
Net loss allocated to:
  General Partners                       $  (9,666)     $    (519)
  Limited Partners                       $(956,982)     $ (51,387)
Net loss per
 Limited Partnership
 Interest (9,550 units
  outstanding)                           $ (100.21)     $   (5.38)
  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three months ended September 30,
                          (Unaudited)

                                             1998          1997
INCOME
Rental                                    $463,611       $444,876
Interest                                     6,811          9,709
Other, primarily tenant
  expense reimbursements                    86,593         86,962
       Total income                        557,015        541,547

EXPENSES
Interest                                   267,684        253,905
Depreciation                               101,598        109,852
Real estate taxes                           55,232         63,327
Repairs and maintenance                      9,032         61,615
Management fees (Note 4)                    32,597         25,865
Other property operating                    24,114         31,503
General and
  administrative                            32,369         83,992
       Total expenses                      522,626        630,059

Income(loss)before minority
  and equity interests
  in joint ventures                         34,389        (88,512)

Minority interest's
  share of Strawberry
  Joint Venture's net loss                   6,031          8,256

Equity interest in Sabal
  Palm Joint Venture's
  net loss                                  (5,876)       (16,658)

Net income (loss)                         $ 34,544       $(96,914)
Net income(loss)allocated to:
  General Partners                        $    345       $   (969)
  Limited Partners                        $ 34,199       $(95,945)
Net income (loss)per
 Limited Partnership
 Interest (9,550 units
  outstanding)                            $   3.58       $ (10.05)

  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the nine months September 30,
                          (Unaudited)

                                                    1998          1997
Cash Flows From Operating  Activities:
Net loss                                         $(966,648)     $(51,906)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
Depreciation                                       312,527       331,210
Provision for impairment                         1,564,101            --
Provision for doubtful accounts                     47,723        43,887
Minority interest's share of
  Strawberry Joint Venture's net loss             (689,947)      (21,171)
Equity interest in Sabal Palm
  Joint Venture net income                         (44,335)      (17,559)
Change in rent receivable                         (107,556)      (88,952)
Change in escrow deposits                          (34,415)      (31,935)
Change in other assets                              (1,648)          863
Change in accounts payable and
  accrued expenses                                  73,259        87,051
Change in due to affiliates                          7,849           690
Change in tenant security deposits                  28,318        (3,622)
Net cash provided by operating
  activities                                       189,228       248,556

Cash Flows From Investing Activities:
Capital expenditures                               (58,080)       (6,902)
Distribution from
  Sabal Palm Venture                                79,900        13,160
Net cash provided by
   investing activities                             21,820         6,258

Cash Flows From Financing Activities:
Repayment of mortgage notes payable               (262,255)   (1,152,069)
Loan fees                                               --       (33,005)
Proceeds from mortgage note payable                     --       875,000
Net cash used in financing activities             (262,255)     (310,074)
Net decrease in cash
 and cash equivalents                              (51,207)      (55,260)
Cash and cash equivalents at
 beginning of year                                 841,230       844,598
Cash and cash equivalents at
 end of period                                    $790,023     $ 789,338
Supplemental disclosure of cash flow
  information:
       Cash paid for interest                     $791,075     $ 726,310

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

     Federal Income Taxes

     Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for Federal income taxes in the consolidated financial statements.

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

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). In conjunction with the adoption of SFAS 121, the Partnership performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 1998 and December 31, 1997, except as disclosed below.

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

     The fair value estimates presented herein are based on information available to management as of September 30, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

     At September 30, 1998, the Preferential Distribution Deficiency equaled $11,113,815.

(3)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at September 30, 1998 consist of the following:
                                                  Interest             Date
                                1998                Rate               Due
Raleigh Springs
  Marketplace              $4,780,325               (a)10%             10/99
Fortune Professional
  Building                    802,070               (b)                06/99
Strawberry Fields
  Shopping Center           5,492,686               (c)9%              12/98
                          $11,075,081

Maturities of the mortgage notes payable are as follows:

                      1998               $ 5,523,593
                      1999                 5,551,488

                                         $11,075,081

  Raleigh Springs Marketplace ("Raleigh"), Fortune Professional
Building ("Fortune") and Strawberry Fields Shopping Center
("Strawberry Fields") serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  The carrying value of Raleigh at September 30, 1998 was approximately $5,714,000.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at September 30, 1998 was 8.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis.

  The carrying value of Fortune at September 30, 1998 was approximately $1,632,000.

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

  Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, December 1, 1999, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period.

  The carrying value of Strawberry Fields at September 30, 1998 was approximately $5,305,000.

  The Partnership is required to make balloon mortgage payments for Fortune in the amount of $758,300 on June 30, 1999 and for Strawberry Fields in the amount of $5,307,000 at December 1, 1999.

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the nine months ended September 30, 1998 and 1997 were as follows:

                                             1998       1997
  Management fees                           $91,847    $80,785
  Reimbursable office expenses               74,175     85,338
  Legal fees                                     --        270

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates, except for $11,981 for management fees and $6,909 for legal fees, as of September 30, 1998. An amount of $35,700 was due to an affiliate at September 30, 1998, representing an advance made from BREF 5.

(5)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:


                                           September 30,
                                                  1998
Land, building and personal
  property, net                            $4,749,958
Other assets                                  270,072
                                           $5,020,030

Mortgage note payable                      $3,154,560
Other liabilities                             129,024
                                            3,283,584
Partners' capital                           1,736,446
                                           $5,020,030

For the nine months ended

                                September 30,  September 30,
                                      1998            1997
Rental income                     $548,984        $513,244
Other income                        59,450          42,216
                                   608,434         555,460

Mortgage and
  other interest                   226,535         230,746
Depreciation                       102,391         101,946
Operating and
 administrative
 expenses                          185,179         185,407
                                   514,105         518,099

Net income                        $ 94,329        $ 37,361

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the then existing mortgage obligation, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a new first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,154,560 at September 30, 1998.

  In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Walgreens has not given official notice that they will vacate their space prior to the lease termination, the General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working to determine the most beneficial steps to be taken by the Partnership. Winn-Dixie remains liable for rental payments under its lease at Sable Palm until April 2005.

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

     Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $24,600. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at September 30, 1998 was 8.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan matures on June 30, 1999 at which time a balloon mortgage payment in the amount of approximately $758,300 will be due.

     As a result of a recent decline in the Albuquerque, New Mexico office market, the General Partners have decided not to continue to market this property for sale at this time. The occupancy level at Fortune at September 30, 1998 was 73%, compared to 60% at December 31, 1997 and 77% at September 30, 1997. Fortune had a negative cash flow for the nine months ended September 30, 1998. The Partnership is currently working to improve the occupancy rate at Fortune.

     Raleigh Springs has continued to generate a slight positive operating cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space is currently being marketed both regionally and nationally. The occupancy level at Raleigh at September 30, 1998 was 95%, compared to 78% at December 31, 1997 and 78% at September 30, 1997.

     Toys R US, the major tenant, at Raleigh Springs has indicated to the General Partners that this store is one of ninety that has been identified for possible disposition or sublease. The Toys R US lease expires in October 2017 and in the event that they decide to vacate the space they will continue to be liable for all rental charges through the lease expiration. However, Toys R US still continues to operate this store and is current in all its rental obligations. Because of the uncertainty of the status, the General Partners are considering a number of different alternatives for this space.

     The occupancy level at Strawberry Fields at September 30, 1998 was 87%, compared to 89% at December 31, 1997 and 90% at September 30, 1997. Strawberry Fields had a negative cash flow for the nine months ended September 30, 1998.

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

     Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, December 1, 1999, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period.

     In the second quarter of 1998, the Partnership recorded an impairment of $1,564,101 related to an other than temporary decline in the value of real estate for the Strawberry Fields property. This allowance has been allocated to land and building based on the original acquisition percentages.

     At Sabal Palm, the Partnership and its joint venture partner are working to improve the occupancy level of the shopping center which stood at 96% as of September 30, 1998. Although the Sabal Palm retail market appears to be over built, the occupancy level of the building has stayed relatively constant and it has generated positive cash flow since the joint venture acquired the property in 1986.

     In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Walgreens has not given official notice that they will vacate the space prior to their lease termination, the General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working to determine the most beneficial steps to be taken by the Partnership. Winn-Dixie remains liable for rental payments under its lease at Sable Palm until April 2005.

     Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,154,560 at September 30, 1998.

     The Partnership has engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets. The appraisal of the assets is expected to be completed by the end of the calendar year.

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

Results of Operations - Nine months Ended September 30, 1998 and
1997
     (Amounts rounded to 000's)

     The Partnership generated a net loss of $967,000 for the nine months ended September 30, 1998 as compared to net loss of $52,000 for the same nine month period in 1997. The $915,000 decrease was primarily due to a $1,564,000 increase in the provision for impairment at Strawberry. Partially offsetting this increase was the minority interest's share of the Strawberry Joint Venture's net loss associated with the provision for impairment in the amount of approximately $657,000.

     Total income for the nine months ended September 30, 1998 was $1,622,000 as compared to $1,658,000 for the same nine month period in 1997, a decrease of $36,000. The $36,000 decrease resulted from a decrease of $15,000 in deferred rental income at Strawberry, a decrease of $57,000 in other income (tenant reimbursements) at Raleigh, and a decrease of $43,000 in rental income at Fortune. The decrease in rental income at Fortune was the result of a decrease in the occupancy rate to 73% from 77%, respectively, at September 30, 1998 and 1997. Partially offsetting the decrease in total income were increases of $31,000 in other income at Strawberry and $41,000 in rental income at Raleigh. The increase in rental income at Raleigh resulted from an increase in the occupancy rate to 95% from 78%, respectively, at September 30, 1998 and 1997.

     For the nine months ended September 30, 1998 total expenses were $3,323,000 as compared to $1,748,000 for the same nine month period in 1997, an increase of $1,575,000. This increase in total expenses was primarily a result of increases in the provision for impairment and interest expense. The provision for impairment at Strawberry was $1,564,000 for the nine months ended September 30, 1998 as compared to $0 for the same nine month period in 1997, an increase of $1,564,000. Interest expense was $809,000 for the nine months ended September 30, 1998 as compared to $734,000 for the same nine month period in 1997, an increase of $75,000. This increase was caused primarily by the increase in the interest rate at Fortune from 3% in 1997 to 8.5% in 1998. In addition, interest expense also increased as a result of the interest rate for Strawberry's mortgage loan reverting to 9.0% from 7.5% in November 1997.
Partially offsetting the increase in total expenses were decreases of $34,000 in roof repair expense and $39,000 in bad debt expense at Raleigh.

Results of Operations - Three Months Ended September 30, 1998 and
1997
     (Amounts rounded to 000's)

     The Partnership generated a net income of $35,000 for the three months ended September 30, 1998 as compared to net loss of $97,000 for the same three month period in 1997.

     Total income for the three months ended September 30, 1998 was $557,000 as compared to $542,000 for the same three month period in 1997, an increase of $15,000. The $15,000 increase resulted from an increase of $15,000 in rental income at Raleigh. The increase in rental income at Raleigh resulted from an increase in the occupancy rate to 95% from 78%, respectively, at September 30, 1998 and 1997.

     For the three months ended September 30, 1998 total expenses were $523,000 as compared to $630,000 for the same three month period in 1997, a decrease of $107,000. This decrease in total expenses resulted from decreases of $43,000 in roof repair expense and $66,000 in bad debt expense at Raleigh.

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

                              DATE: November 13, 1998


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: November 13, 1998