Form 10KSB
period 1998-12-31
BRAUVIN REAL ESTATE FUND LP 4
filed 1999-03-31
CIK 736908

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended   December 31, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $2,115,761.

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

                 BRAUVIN REAL ESTATE FUND L.P. 4
                  1998 FORM 10-KSB ANNUAL REPORT
                              INDEX

                              PART I
                                                                    Page
Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . 3

Item 2.   Description of Properties. . . . . . . . . . . . . . . . . . 6

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .14

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . .14

                             PART II

Item 5.   Market for the Issuer's Limited Partnership
          Interests and Related Security Holder Matters. . . . . . . .15

Item 6.   Management's Discussion and Analysis or Plan of
          Operation. . . . . . . . . . . . . . . . . . . . . . . . . .16

Item 7.   Financial Statements and Supplementary Data. . . . . . . . .24

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

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . .27

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . .28

Item 12.  Certain Relationships and Related Transactions . . . . . . .28

Item 13.  Exhibits, Consolidated Financial Statements and
          Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .29

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30

                             PART I

Item 1.   Description of Business.

  Brauvin Real Estate Fund L.P. 4 (the "Partnership") is a Delaware limited partnership formed in April 1984 for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. At December 31, 1998, the Partnership had two rental properties, a 58% interest in a joint venture which owns a third rental property and a 47% interest in a joint venture which owns a fourth rental property.

  The General Partners originally intended to dispose of the Partnership's properties approximately five to eight years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties are located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions. In 1998, the General Partners notified the Limited Partners that they are exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

  The General Partners have determined to pursue disposition of the Partnership's assets, and expect to commence the registration and solicitation process within a few weeks of the date of this Form 10-KSB for the authorization of the Limited Partners for the sale of all or substantially all of the Partnership's properties. The solicitation will be accomplished by written notice directed by U.S. mail to each Limited Partner at the address shown on the Partnership's records, in accordance with the rules of the Securities and Exchange Commission and the requirements of Partnership Agreement.

  The limited partnership agreement (the "Agreement") provides that the Partnership shall terminate December 31, 2010, unless sooner terminated, the General Partners shall in no event dispose of the properties after that date.

  On December 10, 1998, the Partnership received notice that an unsolicited tender offer to purchase up to 25% of the outstanding limited partnership interests of the Partnership (the "Units") was to commence with a tender price of $120 per Unit. The offer was being made, in part, by an entity that owned a nominal economic interest in the Partnership and was scheduled to terminate on January 15, 1999. As a result of this unsolicited tender offer approximately 1,092 economic interests in the Partnership are to be transferred.

  The General Partners remained neutral as to the particular merits or risks associated with the tender offer to the Limited Partners. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners cautioned that the ultimate amount actually received by each Limited Partner will be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

  The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offer provided such an opportunity.

  The Partnership has no employees.

  The Partnership utilized its proceeds available for investment towards the acquisition of properties. However, in seeking disposition opportunities, the Partnership will be competing for the sale of its properties with many established and experienced firms, as well as individuals and entities who own single properties similar to those owned by the Partnership. The Partnership, therefore, expects keen competition in connection with the sale of its properties.

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

  Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Average rental rates for non-anchor tenants, expressed per square foot per year, have fallen at the Memphis, Tennessee, Raleigh Square property from approximately $12.00 per square foot in 1993 to approximately $8.46 per square foot in 1998. The Albuquerque, New Mexico office market softened a bit over the last two years with occupancy rates declining and rental rates falling to approximately $10.00 per square foot. Average rental rates at the Fortune property have decreased during this period from $10.16 per square foot in 1995 to $10.06 per square foot in 1998. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have remained static at approximately $10.88 per square foot in 1995 to $10.91 per square foot in 1998. However, Winn Dixie moved out and will likely effect renewal rate and frequency of local tenants. At Strawberry Fields in West Palm Beach, Florida, the average spot rental rates have declined from approximately $12.21 per square foot in 1993 to approximately $8.07 per square foot in 1998.

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

  As of December 31, 1998, the Partnership owned the properties described below:

(a) Raleigh Springs Marketplace ("Raleigh Springs")

  On June 26, 1985, the Partnership acquired Raleigh Springs, an approximately 114,000 square foot community shopping center located in Memphis, Tennessee. Raleigh Springs was constructed in two phases. Phase I was completed during 1984 and Phase II was completed in 1985. Raleigh Springs was 95% occupied at December 31, 1998. The national anchor tenant was Toys "R" Us.

  The Partnership purchased Raleigh Springs for $7,486,800, consisting of $2,300,000 in cash at closing (plus or minus prorations) and the assumption of an existing first mortgage loan on Phase I of $5,186,800. In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). The interest rate was reduced from 12.75% to 10.00% effective October 1992. Since November 1992 and through September 1999, principal and interest payments are based on a 25-year amortization schedule. The Modified Loan included the August, September and October 1992 mortgage payments. The Modified Loan matures on October 1, 1999. The outstanding mortgage balance encumbered by the property was $4,759,142 at December 31, 1998.

  The occupancy rate and average annual base rent per square foot at December 31, 1998 and 1997 were as follows:

                                      1998      1997
 Occupancy Rate                       95%       78%
 Average Annual Base
    Rent Per Square Foot              $8.39    $8.28


 Raleigh Springs has one tenant which occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1998:

                           Annual     Lease
                 Square      Base   Expiration  Renewal      Nature of
Tenant            Feet       Rent     Date      Options       Business
Toys "R" Us      36,416    $218,496   10/2017   10/5 yrs ea. Toy Store
Others           71,854     607,969   Various    Various
Vacant            6,000          --
                114,270    $826,465
  T.J. Maxx, a former anchor tenant, vacated its space in January
1996 but continued to pay rent through its lease expiration, March
31, 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J.
Maxx space. Due to the vacancy of the remaining T.J. Maxx space, which is approximately 5% of the center, cash flow from Raleigh Springs has decreased. Management of the Partnership continues to actively market this space to alleviate this situation.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000, secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $24,600. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 1998 was 7.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan matures on June 30, 1999 at which time a balloon mortgage payment in the amount of approximately $758,300 will be due. The outstanding balance of the Replacement Loan was $787,484 at December 31, 1998.

  Fortune was 80% occupied at December 31, 1998. Management of the Partnership is actively marketing the vacant space.

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

  The occupancy rate and average annual base rent per square foot at December 31, 1998 and 1997 were as follows:

                                       1998    1997
 Occupancy Rate                         80%     75%
 Average Annual Base
    Rent Per Square Foot             $10.34   $10.98

 Fortune has no tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1998:

                                 Annual    Lease
                      Square     Base    Expiration  Renewal
Tenant                 Feet      Rent       Date     Options
Others                22,798   $229,447    Various   Various
Vacant                 5,800         --
                      28,598   $229,447

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

  In February 1993, the Strawberry Joint Venture finalized a refinancing (the "Refinancing") of the first mortgage loan on Strawberry Fields with the lender. The Refinancing became effective retroactive to October 1992. Due to the Refinancing, the interest rate was reduced to 9% with monthly payments of interest only from October 1992 through November 1995. The Partnership had the option to extend the term of the loan and make monthly payments of principal and interest from December 1995 through November 1998, if it was not in default of the terms of the Refinancing. On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. Commencing November 1, 1997, the interest rate reverted to the original 9.0% rate.

  Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, December 1, 1999, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,454,205 at December 31, 1998.

  Strawberry Fields is a neighborhood retail development constructed on an 11.87 acre site in 1985. Strawberry Fields was initially anchored by Florida Choice, a combination food, drug and general merchandise chain. In 1987, the Kroger Company ("Kroger") purchased Family Mart, the original lessee, and renamed the store. Kroger then closed the Florida Choice store in November 1988; however, the original lease terms remained in effect and Kroger continued to pay rent. Although Kroger is obligated to continue to pay rent through March 31, 2005, the Strawberry Joint Venture has located and approved a sublease for a replacement tenant, Syms, a national discount clothing retailer, to sublease the space for the remainder of the original lease term. Strawberry Fields' main building contains 103,614 square feet of retail space and is complemented by two outparcel sites plus an older 5,400 square foot Uniroyal tire and automotive outlet. The outparcel sites are leased to Taco Bell, a division of Tricon Global, and Flagler National Bank. Strawberry Fields was 86% occupied at December 31, 1998.

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

  The occupancy rate and average annual base rent per square foot at December 31, 1998 and 1997 were as follows:

                                       1998           1997
 Occupancy Rate                       86%            86%
 Average Annual Base
    Rent Per Square Foot              $7.36          $7.63

 Strawberry Fields has one tenant which occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1998:

                            Annual     Lease
                   Square    Base   Expiration  Renewal   Nature of
Tenant              Feet     Rent       Date    Options   Business
Florida Choice (1)
(sublet by Syms)  54,300  $380,100   3/2005   8/5 yrs ea. Discount
                                                          Clothing
Others            34,684   279,771   Various    Various
Vacant            14,630        --
                 103,614  $659,871

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

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,145,598 at December 31, 1998.

  Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn Dixie food store and Walgreens. Winn Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm had a 96% economic occupancy at December 31, 1998.

  In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

  Walgreens has not given official notice that they will vacate the space prior to their lease termination. The General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.

  The occupancy rate and average annual base rent per square foot at December 31, 1998 and 1997 were as follows:

                                       1998            1997
 Occupancy Rate                         96%             95%
 Average Annual Base
    Rent Per Square Foot              $6.56           $6.32

 Sabal Palm has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1998:

                           Annual    Lease
                   Square   Base   Expiration   Renewal     Nature of
Tenant              Feet    Rent      Date      Options     Business
Winn-Dixie         41,983  $142,406  4/2005    5/5 yrs ea.  Food Store
Walgreens          13,000    81,252  4/2025    2/5 yrs ea.  Drug Store
Others             30,650   334,474  Various     Various
Vacant              3,300        --
                   88,933  $558,132

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                            PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

  At December 31, 1998, there were approximately 799 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

  Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

  There were no cash distributions to Limited Partners for 1998 and 1997.

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

Year 2000

  The "Year 2000" problem concerns the inability of computer technology systems to correctly identify and process date sensitive information beyond December 31, 1999. Many computers automatically add the "19" prefix to the last two digits the computer reads for the year when date information is needed in computer software programs. Thus when a date beginning on January 1, 2000 is entered into a computer, the computer may interpret this date as the year "1900" rather than "2000".

  The Partnership's computer information technology systems consists of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. The Partnership does not own any equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, the Partnership has no internally generated software coding to correct as all of the Partnership's software is purchased and licensed from external providers. These external providers have assured management that their systems are, or will be, Year 2000 compliant.

  The Partnership has two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, the Partnership initiated and completed the conversion from its existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its remaining computer software systems. All costs associated with these conversions are expensed as incurred, and are not material. Management does not believe that any further expenditures will be necessary for the Partnership to be Year 2000 compliant. However, additional personal computers may be purchased from time to time to replace existing machines.

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

  The most reasonably likely worst case scenario for the Partnership with respect to the Year 2000 issue would be the inability of certain tenants to timely make their rental payments beginning in January 2000. This could result in the Partnership temporarily suffering a depletion of the Partnership's cash reserves as expenses will need to be paid while the cash flows from revenues are delayed. The Partnership has no formal Year 2000 contingency plan.

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through modification of the mortgages at more favorable interest rates. See Item 2 for a description of the mortgage modifications effected to date.

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $24,600. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 1998 was 7.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan matures on June 30, 1999 at which time a balloon mortgage payment in the amount of approximately $758,300 will be due.

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

  The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The property has shown an improvement due to the occupancy increase from 78% at December 31, 1994 to 85% at December 31, 1998. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center.

  On September 18, 1995, the Strawberry Joint Venture notified the Strawberry Lender that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. As of November 1, 1997 the interest rate reverted to the original 9.0% rate.

  Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, December 1, 1999, the interest rate was reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period.

  In the second and fourth quarters of 1998, the Partnership recorded an impairment of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These allowances were allocated to land and building based on the original acquisition percentages.

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

  In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

  Walgreens has not given official notice that they will vacate the space prior to their lease termination, the General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.

  In the fourth quarter of 1998, the joint venture recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for Sabal Palm. This allowance has been allocated to the land and building based on the original acquisition percentages.

  On December 10, 1998, the Partnership received notice that an unsolicited tender offer to purchase up to 25% of the outstanding Units was to commence with a tender price of $120 per Unit. The offer was being made, in part, by an entity that owned a nominal economic interest in the Partnership and was scheduled to terminate on January 15, 1999. As a result of this unsolicited tender offer approximately 1,092 economic interests in the Partnership are to be transferred.

  The General Partners remained neutral as to the particular merits or risks associated with the tender offer to the Limited Partners. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners cautioned that the ultimate amount actually received by each Limited Partner will be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

  The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offer provided such an opportunity.

  In 1998, the General Partners notified the Limited Partners that they are exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

  The General Partners have determined to pursue disposition of the Partnership's assets, and expect to commence the registration and solicitation process within a few weeks of the date of this Form 10-KSB for the authorization of the Limited Partners for the sale of all or substantially all of the Partnership's properties. The solicitation will be accomplished by written notice directed by U.S. mail to each Limited Partner at the address shown on the Partnership's records, in accordance with the rules of the Securities and Exchange Commission and the requirements of Partnership Agreement.

  The General Partners expect to distribute proceeds from operations, if any, and from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancing or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

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

  These conditions have generally adversely impacted the Partnership's property economics. The specific impact of these economic conditions on 1998 and 1997 results are discussed in the section "Years Ended December 31, 1998 and 1997", below.

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

Results of Operations - Years Ended December 31, 1998 and 1997
  (Amounts rounded to 000's)

  The Partnership generated a net loss of $2,022,000 for the year ended December 31, 1998 as compared to net loss of $119,000 for the same period in 1997. The $1,903,000 increase in net loss resulted primarily from a $80,000 decrease in total income, a $1,993,000 increase in total expenses and a $678,000 decrease in the share of Sabal Palm's income. Partially offsetting these items was a $848,000 increase in the minority interest's share of Strawberry Fields loss.

  Total income for the year ended December 31, 1998 was $2,116,000 as compared to $2,196,000 for the same period in 1997, a decrease of $80,000. The $80,000 decrease resulted primarily from a decrease in rental income which is related to a slightly lower average occupancy for the year ended December 31, 1998 when compared to the period ended December 31, 1997.

  For the year ended December 31, 1998, total expenses were $4,361,000 as compared to $2,368,000 for the same period in 1997, an increase of $1,993,000. The increase in total expenses is primarily a result of increases in the provision for impairment and interest expense. The provision for impairment at Strawberry Fields was $2,069,000 for 1998 compared to $0 for 1997, an increase of $2,069,000. Interest expense was $1,036,000 for 1998 compared to $1,000,000 for 1997, an increase of $36,000. This increase was caused primarily by the increase in the interest rate at Fortune from 3% to 8.5% during the first ten months of 1998. In addition, interest expense also increased as a result of the interest rate for Strawberry's mortgage loan reverting to a 7.5% from a 9.0% in November 1997 and through September 1998. General and administrative expenses were $310,000 for 1998 compared to $371,000 for 1997, a decrease of $61,000. This decrease was due primarily to a decrease in bad debt and property insurance expenses.

Results of Operations - 1997 Compared to 1996
       (Amounts rounded to nearest 000's)

  The Partnership generated a net loss of $119,000 for the year ended December 31, 1997 as compared to net loss of $40,000 for the same period in 1996. The $79,000 increase in net loss resulted primarily from a $118,000 increase in total income and a $168,000 increase in total expenses, and a $36,000 decrease in the share of Sabal Palm's net income.

  Total income for the year ended December 31, 1997 was $2,196,000 as compared to $2,078,000 for the same period in 1996, an increase of $118,000. The $118,000 increase resulted primarily from an increase in reimbursable expenses at Raleigh. Partially offsetting the increase in tenant reimbursements was a decrease in rental income of $5,000 as a result of T.J. Maxx vacating its space in January 1996. Although T.J. Maxx vacated its space on January 1996, it continued to pay rent until March 31, 1996, honoring its lease, while no such payments were made in 1997.

  For the year ended December 31, 1997, total expenses were $2,368,000 as compared to $2,200,000 for the same period in 1996, an increase of $168,000. The increase in total expenses is primarily a result of an increase in general and administrative expenses and real estate taxes. The increase in general and administrative expenses relates to increased insurance expense at Strawberry Fields due to an active hurricane season in 1996. The increase in real estate taxes related primarily to the Raleigh property. In 1996 Raleigh received tax refunds for prior years while no refunds were received in 1997.

Item 7.  Financial Statements and Supplementary Data

 See Index to Consolidated Financial Statements on Page F-1 of this Form 10-KSB for consolidated financial statements where applicable.

 The financial information required in Item 310(b) of Regulation
S-B is not applicable.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

None.

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

 The principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault . . . . . . . .Chairman of the Board of Directors,
                                                   Director and President

  Mr. James L. Brault. . . . . . . . . . . . Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . . . . . . . . . . . . . . Treasurer and
                                                  Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 65) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C.
Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 38) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs.
Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. THOMAS E. MURPHY (age 32) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of six other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

  The General Partners received an allocation of the Partnership's net loss for 1998 and 1997.

  An affiliate of the General Partners is reimbursed for its direct expenses relating to the administration of the Partnership.

  The Partnership does not have any employees and therefore there is no compensation paid.

  (c) - (h) Not applicable.

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

(c) Form 8-K. None

(d) An annual report for the fiscal year 1998 will be sent to the Limited Partners subsequent to this filing.

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





Dated: March 31, 1999

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheet, December 31, 1998  . . . . . . . . . .   F-3

Consolidated Statements of Operations, for the years
  ended December 31, 1998 and 1997 . . . . . . . . . . . . . . . .   F-4

Consolidated Statements of Partners' Capital, for
  the years ended December 31, 1998 and 1997 . . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows, for the years
  ended December 31, 1998 and 1997 . . . . . . . . . . . . . . . .   F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . .   F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.

                  INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying consolidated balance sheet of Brauvin Real Estate Fund L.P. 4 (a limited partnership) and subsidiary as of December 31, 1998, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 4 and subsidiary at December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 16, 1999

                     CONSOLIDATED BALANCE SHEET

                                                December 31,
                                                       1998
ASSETS
Investment in real estate:
     Land                                        $3,605,206
     Buildings and improvements                  14,159,660
                                                 17,764,866
  Less accumulated depreciation                  (5,716,797)
Net investment in real estate                    12,048,069

Investment in Sabal Palm Joint
  Venture (Note 6)                                  104,327
Cash and cash equivalents                           752,613
Rent receivable (net of allowance of
 $160,750)                                          214,177
Escrow deposits                                      14,392
Other assets                                         17,827

       Total Assets                             $13,151,405

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Mortgage notes payable (Note 3)                 $11,000,831
Accounts payable and accrued expenses               190,463
Tenant security deposits                             63,878
Due to affiliates                                    45,331

  Total Liabilities                              11,300,503

MINORITY INTEREST IN STRAWBERRY
     JOINT VENTURE                                 (352,620)

PARTNERS' CAPITAL:
General Partners                                    (38,168)
Limited Partners (9,550 limited
  partnership units issued and
  outstanding)                                    2,241,690

       Total Partners' Capital                    2,203,522
       Total Liabilities and
           Partners' Capital                   $ 13,151,405


  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended December 31,

                                    1998          1997
INCOME
Rental (Note 5)                 $1,810,474    $1,787,686
Interest                            32,897        37,519
Other, primarily
     expense reimbursements        272,390       370,335
       Total income              2,115,761     2,195,540

EXPENSES
Interest                         1,036,329     1,000,142
Depreciation                       413,739       442,702
Real estate taxes                  247,535       271,345
Repairs and maintenance              52,232       57,405
Management fees (Note 4)           122,181       119,803
Other property operating           109,212       105,846
Provision for impairment         2,069,036            --
General and
     administrative                310,483       371,079
       Total expenses            4,360,747     2,368,322

Loss before minority
  and equity interests
  in joint ventures             (2,244,986)     (172,782)

Minority interest's
  share of Strawberry
 Joint Venture's net loss          888,836        40,934

Equity interest in Sabal
 Palm Joint Venture's
 net (loss) income                (665,743)       12,412

Net loss                       $(2,021,893)   $ (119,436)

Net loss allocated to:
 General Partners              $   (20,219)   $   (1,194)
 Limited Partners              $(2,001,674)   $ (118,242)
Net loss per
 Limited Partnership
 Interest (9,550 units
 outstanding)                  $   (209.60)   $   (12.38)

   See accompanying notes to consolidated financial statements

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
             Years ended December 31, 1998 and 1997


                                   General     Limited
                                  Partners    Partners           Total

Balance, January 1, 1997         $(16,755)   $4,361,606   $4,344,851

 Net loss                          (1,194)     (118,242)    (119,436)

Balance, December 31, 1997        (17,949)    4,243,364    4,225,415

  Net loss                        (20,219)   (2,001,674)  (2,021,893)

Balance, December 31, 1998       $(38,168)   $2,241,690   $2,203,522


  See accompanying notes to consolidated financial statements

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended December 31,

                                                    1998          1997

Cash Flows From Operating  Activities:
Net loss                                        $(2,021,893)   $(119,436)

Adjustments to reconcile net loss
 to net cash provided by
 operating activities:
Depreciation                                        413,739      442,702
Provision for doubtful accounts                      54,473       99,653
Minority interest's share of
 Strawberry Joint Venture's net loss               (888,836)     (40,934)
Equity interest in Sabal Palm
 Joint Venture net loss (income)                    665,743      (12,412)
Provision for impairment                          2,069,036
 Changes in:
   Rent receivable                                  (69,311)    (173,162)
   Escrow deposits                                   (7,640)       2,490
   Other assets                                      25,110       21,620
   Accounts payable and
     accrued expenses                               (31,042)      58,474
   Tenant security deposits                          21,503       (6,422)
   Due to affiliates                                 (1,410)      33,682
Net cash provided by
 operating activities                               229,472      306,255

Cash Flows From Investing Activities:
Capital expenditures                                (61,484)     (43,787)
Distribution from Sabal Palm Joint
  Venture                                            79,900      118,910
Net cash provided by
  investing activities                               18,416       75,123

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                (336,505)  (1,226,741)
Payment of loan fees                                     --      (33,005)
Proceeds from mortgage notes payable                     --      875,000
Net cash used in financing activities              (336,505)    (384,746)

Net decrease in cash and
 cash equivalents                                   (88,617)      (3,368)
Cash and cash equivalents at
 beginning of year                                  841,230      844,598
Cash and cash equivalents at
 end of year                                     $  752,613   $  841,230

Supplemental disclosure of cash flow information:
  Cash paid for interest                         $1,022,456   $  979,814


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

  The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1998 and 1997, except as disclosed below.

  In the second and fourth quarters of 1998, the Partnership recorded provisions for impairments of $1,564,101 and $504,935 related to an other than temporary decline in the value of real estate for the Strawberry Fields property. These allowances have been allocated to land and building based on the original acquisition percentages.

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

  The fair value estimates presented herein are based on information available to management as of December 31, 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  The carrying amounts of the following items are reasonable estimates of fair value: cash and cash equivalents; rent receivable; escrow deposits; accounts payable and accrued expenses; and due to affiliates. The mortgage notes payable at December 31, 1998 have a fair value of approximately $10,968,800 based upon current interest rates offered for debt of similar instruments in the market.

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

  At December 31, 1998, the Preferential Distribution Deficiency equaled $11,591,315.

(3)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at December 31, 1998 consist of the following:
                                           Interest     Date
                                 1998         Rate       Due
Raleigh Springs
  Marketplace              $ 4,759,142       (a)10%      10/99
Fortune Professional
  Building                     787,484       (b)7.75%    06/99
Strawberry Fields
  Shopping Center            5,454,205       (c)7%       12/99
                           $11,000,831

  Maturities of the mortgage notes payable are as follows:

                 1999          $11,000,831
                               $11,000,831

  Raleigh Springs Marketplace, Fortune Office Building and
Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  The carrying value of Raleigh at December 31, 1998 was approximately $5,670,000.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 1998 was 7.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 1998, the Partnership was in violation of the debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 1998.

  The carrying value of Fortune at December 31, 1998 was approximately $1,618,000.

  (c) In February 1993, the Partnership and Strawberry Joint Venture, finalized a refinancing of the first mortgage loan (the "Refinancing") on Strawberry Fields with the lender. The Refinancing became effective retroactive to October 1992. Due to the Refinancing, the interest rate was reduced to 9% with monthly payments of interest only from October 1992 through November 1995. The Strawberry Joint Venture had the option to extend the term of the loan and make monthly payments of principal and interest from December 1995 through November 1998, if it is not in default of the terms of the Refinancing. On September 18, 1995, the Strawberry Joint Venture notified Lutheran Brotherhood (the "Strawberry Lender") that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. Commencing November 1, 1997 the interest rate reverted to the original 9.0% rate.

  Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, December 1, 1999, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period.

  The carrying value of Strawberry Fields at December 31, 1998 was approximately $4,761,000.

  The Partnership is required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of $4,692,333 on October 1, 1999, Fortune Office Building in the amount of $758,300 on June 30, 1999 and for Strawberry Fields in the amount of $5,307,223 at December 1, 1999.

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 1998 and 1997 were as follows:
                                             1998       1997

  Management fees                          $122,181   $112,948
  Reimbursable office expenses              112,500    113,463
  Legal fees                                     --        271

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates except for $9,631 for management fees, as of December 31, 1998. An amount of $35,700 was due to an affiliate at December 31, 1998, representing an advance made from Brauvin Real Estate Fund L.P. 5.

(5)  OPERATING LEASES

  The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

        1999                       $1,693,026
        2000                        1,413,007
        2001                          973,128
        2002                          737,259
        2003                          709,695
        Thereafter                  3,609,133
        Total                      $9,135,248

    Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from Toys "R" Us at Raleigh and Florida Choice (including the Syms sublet) tenant at Strawberry Fields approximate 12.1% and 21.0%, respectively, of rental income for the Partnership for the year ended December 31, 1998. Rental income received from Toys "R" Us tenant at Raleigh and Florida Choice (including the Syms sublet) tenant at Strawberry Fields approximate 12.2% and 21.4%, respectively, of rental income for the Partnership for the year ended December 31, 1997.

(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                           December 31,
                                                 1998
Land, building and personal
  property, net                            $3,223,729
Other assets                                  233,607
                                           $3,457,336

Mortgage note payable                      $3,145,598
Other liabilities                              86,095
                                            3,231,693
Partners' capital                             225,643
                                           $3,457,336

                                    Year Ended        Year Ended
                                   December 31,       December 31,
                                         1998               1997
Rental income                       $  690,779          $648,788
Other income                            71,363            75,608
                                       762,142           724,396
Mortgage and
  other interest                       302,382           307,360
Depreciation                           128,662           136,128
Provision for impairment             1,499,958                --
Operating and
 administrative expenses               247,614           254,499
                                     2,178,616           697,987

Net (loss) income                  $(1,416,474)         $ 26,409

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

  In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

  Walgreens has not given official notice that they will vacate their space prior to the lease termination; the General Partners, however, believe that there is a likelihood that this tenant will vacate. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.

  In the fourth quarter of 1998, the Joint Venture recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for the Sabal Palm property. This allowance was allocated to the land and building based on the original acquisition percentages.

                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant


Exhibit (27)           Financial Data Schedule

                           Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin Strawberry Fields
  Joint Venture                                      Florida

Brauvin Sabal Palm Joint Venture                     Florida