Form 10QSB
period 1999-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 1999-05-17
CIK 736908

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

        For the quarterly period ended      March 31, 1999

                                or

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

                        (312)759-7660
                   (Issuer's telephone number)

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

          Consolidated Balance Sheet at March 31, 1999 . . . . . . . . 4

          Consolidated Statements of Operations for the
            three months ended March 31, 1999 and 1998 . . . . . . . . 5

          Consolidated Statements of Cash Flows for the
            three months ended March 31, 1999 and 1998 . . . . . . . . 6

          Notes to Consolidated Financial Statements . . . . . . . . . 7

Item 2.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . .17

                             PART II
Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .24

          Item 2.   Changes in Securities. . . . . . . . . . . . . . .24

          Item 3.   Defaults Upon Senior Securities. . . . . . . . . .24

          Item 4.   Submission of Matters to Vote of Security
                    Holders. . . . . . . . . . . . . . . . . . . . .  24

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .24

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .24

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Balance Sheet as of March 31, 1999, Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 and Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-KSB.

                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                                   March 31,
                                                     1999
ASSETS
Investment in real estate:
  Land                                           $ 3,605,206
  Buildings and improvements                      14,179,216
                                                  17,784,422
  Less accumulated depreciation                   (5,818,476)
Net investment in real estate                     11,965,946

Investment in Sabal Palm Joint
  Venture (Note 5)                                    78,915
Cash and cash equivalents                            915,278
Rent receivable (net of
  allowance of $167,750)                             244,094
Escrow deposits                                       25,867
Other assets                                          12,041
  Total Assets                                   $13,242,141

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Mortgage notes payable (Note 3)                  $10,925,370
Accounts payable and accrued expenses                268,624
Tenant security deposits                              68,036
Due to affiliates                                     49,922
       Total Liabilities                          11,311,952

MINORITY INTEREST IN STRAWBERRY
  JOINT VENTURE                                     (342,956)

PARTNERS' CAPITAL:
General Partners                                     (37,472)
Limited Partners (9,550 limited
  partnership units issued and
  outstanding)                                     2,310,617
       Total Partners' Capital                     2,273,145
       Total Liabilities and
           Partners' Capital                     $13,242,141








  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended March 31,
                          (Unaudited)

                                      1999          1998
INCOME
Rental                               $485,142    $ 431,261
Interest                                7,432        6,829
Other, primarily tenant
  expense reimbursements               86,531      101,599
       Total income                   579,105      539,689

EXPENSES
Interest                              234,559      271,318
Depreciation                          101,679      108,405
Real estate taxes                      61,943       70,383
Repairs and maintenance                19,039       25,058
Management fees (Note 4)               32,140       30,900
Other property operating               31,473       34,207
General and
  administrative                       64,073       92,096
       Total expenses                 544,906      632,367

Net income (loss) before minority
  and equity interests
  in joint ventures                    34,199      (92,678)

Minority interest's
  share of Strawberry Joint
  Venture's net(income)loss            (9,664)      11,387

Equity interest in Sabal
  Palm Joint Venture's
  net income                           45,088       55,571

Net income(loss)                     $ 69,623    $ (25,720)
Net income(loss)allocated to:
  General Partners                   $    696    $    (257)
  Limited Partners                   $ 68,927    $ (25,463)
Net income (loss) per
 Limited Partnership
 Interest (9,550 units
  outstanding)                       $   7.22    $   (2.67)









  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the three months March 31,
                          (Unaudited)

                                                    1999          1998
Cash Flows From Operating  Activities:
Net income (loss)                                 $ 69,623     $ (25,720)
Adjustments to reconcile net
  income(loss) to net cash provided by
  operating activities:
Depreciation                                       101,679       108,405
Provision for doubtful accounts                      7,000        33,123
Minority interest's share of
  Strawberry Joint Venture's
  net (income) loss                                  9,664       (11,387)
Equity interest in Sabal Palm
  Joint Venture net income                         (45,088)      (55,571)
Changes in:
  Rent receivable                                  (36,917)      (47,702)
  Escrow deposits                                  (11,475)      (11,475)
  Other assets                                       5,786       (19,181)
  Accounts payable and
     accrued expenses                               78,161        19,550
  Due to affiliates                                  4,591         8,194
  Tenant security deposits                           4,158        14,125
Net cash provided by operating
 activities                                        187,182        12,361

Cash Flows From Investing Activities:
Capital expenditures                               (19,556)       (8,625)
Distribution from Sabal Palm Joint
  Venture                                           70,500        79,900
Net cash provided by investing activities           50,944        71,275

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                (75,461)      (85,743)
Cash used in financing activities                  (75,461)      (85,743)

Net increase (decrease)in cash
 and cash equivalents                              162,665        (2,107)
Cash and cash equivalents at
 beginning of period                               752,613       841,230
Cash and cash equivalents at
 end of period                                   $ 915,278     $ 839,123

Supplemental disclosure of cash flow information:
     Cash paid for interest                      $ 229,183     $ 265,484







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

  The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 1999 and December 31, 1998, except as disclosed below.

  In the second and fourth quarters of 1998, the Partnership recorded provisions for impairment of $1,564,101 and $504,935, respectively, related to an other than temporary decline in the value of real estate for the Strawberry Fields property. These allowances have been allocated to land and building based on the original acquisition percentages.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  At March 31, 1999, the Preferential Distribution Deficiency equaled $11,830,065.

(3)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 1999 consist of the
following:
                                              Interest      Date
                                    1999         Rate        Due
Raleigh Springs
  Marketplace                     $ 4,737,425  (a)10%       10/99
Fortune Professional
  Building                            772,898  (b)7.75%     06/99
Strawberry Fields
     Shopping Center                5,415,047  (c)7%        12/99
                                  $10,925,370


  Raleigh Springs Marketplace, Fortune Office Building and
Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.



  The carrying value of Raleigh at March 31, 1999 was approximately
$5,624,000.

  (b) Prior to June 26, 1997, the Partnership made monthly payments of interest and principal based upon a: (i) 25-year amortization schedule plus 100% of Available Cash Flow from July 1, 1992 through June 1, 1993; and (ii) 15-year amortization schedule plus 50% of Available Cash Flow from July 1, 1993 through July 1, 1997.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at March 31, 1999 was 7.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 1998, the Partnership was in violation of the debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 1998.

  The carrying value of Fortune at March 31, 1999 was approximately
$1,621,000.

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

  The carrying value of Strawberry Fields at March 31, 1999 was approximately $4,721,000.

  The Partnership is required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of $4,692,333 on October 1, 1999, Fortune Office Building in the amount of $758,300 on June 30, 1999 and for Strawberry Fields in the amount of $5,307,223 at December 1, 1999.

  The Partnership anticipates extending the maturity of existing loans.











(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the years ended March 31, 1999 and 1998 were as follows:
                                             1999       1998

  Management fees                          $ 32,140    $29,821
  Reimbursable office expenses               29,564     28,125


  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates except for $14,222 for management fees, as of March 31, 1999. An amount of $35,700 was due to an affiliate at March 31, 1999, representing an advance made from Brauvin Real Estate Fund L.P. 5 to the Strawberry Fields Joint Venture.



























(5)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                            March 31,
                                              1999
Land, building and personal
  property, net                            $3,197,458
Other assets                                  215,319
                                           $3,412,777

Mortgage note payable                      $3,135,666
Other liabilities                             105,536
                                            3,241,202
Partners' capital                             171,575
                                           $3,412,777

                    For the three months ended

                                     March 31,          March 31,
                                        1999               1998
Rental income                         $275,647          $272,407
Other income                            24,337            20,801
                                       299,984           293,208
Mortgage and
  other interest                        74,156            74,982
Depreciation                            26,271            34,057
Operating and
 administrative expenses               103,625            65,932
                                       204,052           174,971

            Net income                $ 95,932          $118,237








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

  In the fourth quarter of 1998, Sabal Palm recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for the Sabal Palm property. This allowance was allocated to the land and building based on the original acquisition percentages.











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

  The Partnership's computer information technology systems consist of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. The Partnership does not own any equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, the Partnership has no internally generated software coding to correct as all of the Partnership's software is purchased and licensed from external providers. These external providers have assured management that their systems are, or will be, Year 2000 compliant.

  The Partnership has two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, the Partnership initiated and completed the conversion from its existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its remaining computer software systems. All costs associated with these conversions are expensed as incurred, and are not material. Management does not believe that any further expenditures will be necessary for the Partnership to be Year 2000 compliant. However, existing personal computers may be replaced from time to time with newer machines.

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

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through extension of the mortgages.

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at March 31, 1999 was 7.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan matures on June 30, 1999 at which time a balloon mortgage payment in the amount of approximately $758,300 will be due.

  Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space has been leased to a carpet supplier.

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

  In the fourth quarter of 1998, Sabal Palm recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for Sabal Palm. This allowance has been allocated to the land and building based on the original acquisition percentages.

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

  On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 25% of the outstanding Units was to commence with a tender price of $170 per Unit. The offer is made, in part, by an entity that owned a nominal economic interest in the Partnership and is scheduled to expire on June 25, 1999.

  The General Partners have not made a determination as to the particular merits or risks associated with the May 12, 1999 unsolicited tender offer.

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

  The occupancy level at Raleigh at March 31, 1999 was 95%, compared to 95% at December 31, 1998 and 82% at March 31, 1998.

  The occupancy level at Strawberry Fields at March 31, 1999 was
85%, compared to 86% at December 31, 1998 and 83% at March 31,
1998.

  The occupancy level at Fortune at March 31, 1999 was 91%, compared to 80% at December 31, 1998 and 59% at March 31, 1998
















Results of Operations - Three Months Ended March 31, 1999 and 1998
  (Amounts rounded to 000's)

  The Partnership generated net income of $70,000 for the three months ended March 31, 1999 as compared to a net loss of $26,000 for the same three month period in 1998. The $96,000 increase in net income resulted primarily from a $40,000 increase in rental and other tenant reimbursement income, a $32,000 decrease in income from joint ventures and a decrease in total expenses of $88,000.

  Total income for the three months ended March 31, 1999 was $579,000 as compared to $540,000 for the same three month period in 1998, an increase of $39,000. The $39,000 increase in rental income is the result of the higher occupancy rate at Fortune which was 59% at March 31, 1998 and increased to 91% at March 31, 1999.

  For the three months ended March 31, 1999 total expenses were $545,000 as compared to $632,000 for the same three month period in 1998, a decrease of $87,000. The $87,000 decrease in total expenses is primarily a result of a $37,000 decrease in interest expense primarilys a result of the decrease in the interest rate on the Strawberry mortgage loan to 7.5% from 9%. General and administrative expenses declined $28,000 primarily as a result of a decrease in bad debt.






















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

                              DATE: May 17, 1999


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: May 17, 1999