Form 10QSB
period 1999-06-30
BRAUVIN REAL ESTATE FUND LP 4
filed 1999-08-16
CIK 736908

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

         For the quarterly period ended     June 30, 1999
                                or
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

          Consolidated Balance Sheet at June 30, 1999. . . . . . . . . 4

                    Consolidated Statements of Operations for the
            six months ended June 30, 1999 and 1998. . . . . . . . . . 5

          Consolidated Statements of Operations for
            three months ended June 30, 1999 and 1998. . . . . . . . . 6

          Consolidated Statements of Cash Flows for the
            three months ended June 30, 1999 and 1998. . . . . . . . . 7

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24






                 PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

  The following Consolidated Balance Sheet as of June 30, 1999, Consolidated Statements of Operations for the six months ended June 30, 1999 and 1998, Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998 and Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form 10-KSB.

                 CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                            June 30,
                                              1999
ASSETS
Investment in real estate:
  Land                                           $ 3,605,206
  Buildings and improvements                      14,183,176
                                                  17,788,382
  Less accumulated depreciation                   (5,921,762)
Net investment in real estate                     11,866,620

Investment in Sabal Palm Joint
  Venture (Note 5)                                    65,945
Cash and cash equivalents                          1,053,257
Rent receivable (net of
  allowance of $159,750)                             182,019
Escrow deposits                                       37,342
Other assets                                          33,572
  Total Assets                                   $13,238,755

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Mortgage notes payable (Note 3)                  $10,848,671
Accounts payable and accrued expenses                329,392
Tenant security deposits                              57,615
Due to affiliates                                     50,246
       Total Liabilities                          11,285,926
MINORITY INTEREST IN STRAWBERRY
  JOINT VENTURE                                     (325,844)

PARTNERS' CAPITAL:
General Partners                                     (37,416)
Limited Partners (9,550 limited
  partnership units issued and
  outstanding)                                     2,316,089
       Total Partners' Capital                     2,278,673
       Total Liabilities and
           Partners' Capital                     $13,238,755








  See accompanying notes to consolidated financial statements.


             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                          (Unaudited)

                                                1999          1998
INCOME
Rental                                      $  960,591        $  875,777
Interest                                        16,955            14,388
Other, primarily tenant
   expense reimbursements                      173,659           174,577
        Total income                         1,151,205         1,064,742

EXPENSES
Interest                                       467,761           540,838
Depreciation                                   204,965           210,929
Real estate taxes                              123,886           140,394
Repairs and maintenance                         31,677            34,533
Management fees (Note 4)                        67,307            59,250
Other property operating                        54,207            58,383
Provision for impairment                            --         1,564,101
General and
   administrative                              131,593           191,633
        Total expenses                       1,081,396         2,800,061

Net income (loss) before minority
  and equity interests
  in joint ventures                             69,809        (1,735,319)

Minority interest's
   share of Strawberry Joint
   Venture's net(income)loss                   (26,776)          683,916

Equity interest in Sabal
   Palm Joint Venture's
   net income                                    32,118            50,211

Net income(loss)                              $  75,151       $(1,001,192)
Net income(loss)allocated to:
   General Partners                           $     752       $   (10,012)
   Limited Partners                           $  74,399       $  (991,180)
Net income (loss) per
 Limited Partnership
 Interest (9,550 units
   outstanding)                               $    7.79       $   (103.79)









  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended June 30,
                          (Unaudited)

                                                1999         1998
INCOME
Rental                                      $ 475,449     $ 444,516
Interest                                        9,523         7,559
Other, primarily tenant
   expense reimbursements                      87,128        72,978
        Total income                          572,100       525,053

EXPENSES
Interest                                      233,202       269,520
Depreciation                                  103,286       102,524
Real estate taxes                              61,943        70,011
Repairs and maintenance                        12,638         9,475
Management fees (Note 4)                       35,167        28,350
Other property operating                       22,734        24,176
Provision for impairment                           --     1,564,101
General and
   administrative                              67,520        99,537
        Total expenses                        536,490     2,167,694

Net income (loss) before minority
  and equity interests
  in joint ventures                            35,610    (1,642,641)

Minority interest's
   share of Strawberry Joint
   Venture net (income) loss                 (17,112)       672,529

Equity interest in Sabal
   Palm Joint Venture's
   net (loss)                                (12,970)        (5,360)

Net income(loss)                           $   5,528     $ (975,472)
Net income(loss)allocated to:
   General Partners                        $      55     $   (9,755)
   Limited Partners                        $   5,473     $ (965,717)
Net income (loss) per
 Limited Partnership
 Interest (9,550 units
   outstanding)                            $    0.57     $  (101.12)









See accompanying notes to consolidated financial statements.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30,
                          (Unaudited)
                                                    1999          1998
Cash Flows From Operating  Activities:
Net income (loss)                                $  75,151   $(1,001,192)
Adjustments to reconcile net
  income(loss) to net cash provided by
  operating activities:
Depreciation                                       204,965       210,929
Provision for impairment                                --     1,564,101
Provision for doubtful accounts                     (1,000)       78,223
Minority interest's share of
  Strawberry Joint Venture's
  net income (loss)                                 26,776      (683,916)
Equity interest in Sabal Palm
  Joint Venture net income                         (32,118)      (50,211)
Changes in:
  Rent receivable                                   33,158      (113,283)
  Escrow deposits                                  (22,950)      (22,940)
  Other assets                                     (15,745)      (18,397)
  Accounts payable and
     accrued expenses                              138,931        89,118
  Due to affiliates                                  4,915         4,773
  Tenant security deposits                          (6,263)       14,300
Net cash provided by operating
 activities                                        405,820        71,505

Cash Flows From Investing Activities:
Capital expenditures                               (23,516)      (16,646)
Distribution from Sabal Palm Joint
  Venture                                           70,500        79,900
Net cash provided by investing activities           46,984        63,254

Cash Flows From Financing Activities:
Repayment of mortgage notes payable               (152,160)     (173,148)
Cash used in financing activities                 (152,160)     (173,148)

Net increase (decrease)in cash
 and cash equivalents                              300,644       (38,389)
Cash and cash equivalents at
 beginning of period                               752,613       841,230
Cash and cash equivalents at
 end of period                                  $1,053,257     $ 802,841

Supplemental disclosure of cash
 flow information:
   Cash paid for interest                       $  456,603     $ 529,191


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

  The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 1999 and December 31, 1998, except as disclosed below.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 1999, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

  At June 30, 1999, the Preferential Distribution Deficiency equaled $12,068,815.

(3)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 1999 consist of the following:
                                           Interest     Date
                                 1999         Rate       Due
Raleigh Springs
  Marketplace                 $ 4,715,159    (a)10%     10/99
Fortune Professional
  Building                        758,312    (b)8.5%    06/00
Strawberry Fields
     Shopping Center            5,375,200    (c)7%      12/99
                              $10,848,671


  Raleigh Springs Marketplace, Fortune Office Building and
Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  The carrying value of Raleigh at June 30, 1999 was approximately
$5,578,000.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. Prior to the Replacement Loan original maturity in June 1999, the Partnership and American National Bank agreed to extend the term of the Replacement Loan to June 30, 2000 under the same terms and conditions. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at June 30, 1999 was 7.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 1998, the Partnership was in violation of the debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 1998.

  The carrying value of Fortune at June 30, 1999 was approximately
$1,607,000.

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

  The carrying value of Strawberry Fields at June 30, 1999 was approximately $4,682,000.

  The Partnership is required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of $4,692,333 on October 1, 1999, Fortune Office Building in the amount of $704,830 on June 30, 2000 and for Strawberry Fields in the amount of $5,307,223 at December 1, 1999.

  The Partnership anticipates extending the maturity of existing loans.

(4)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 1999 and 1998 were as follows:
                                             1999       1998

  Management fees                          $ 63,594    $59,250
  Reimbursable office expenses               58,680     56,250


  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates except for $12,116 for management fees and $2,430 for reimbursable office expenses as of June 30, 1999. An amount of $35,700 was due to an affiliate at June 30, 1999, representing an advance made from Brauvin Real Estate Fund L.P. 5 to the Strawberry Fields Joint Venture.

(5)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                          June 30,
                                            1999
Land, building and personal
  property, net                            $3,171,338
Other assets                                  233,555
                                           $3,404,893

Mortgage note payable                      $3,127,057
Other liabilities                             165,974
                                            3,293,031
Partners' capital                             111,862
                                           $3,404,893

                    For the six months ended


                                 June 30,         June 30
                                   1999             1998
Rental income                   $413,462          $411,147
Other income                      43,926            39,248
                                 457,388           450,395
Mortgage and
  other interest                 148,859           242,350
Depreciation                      52,391            68,224
Operating and
 administrative expenses         187,802            32,989
                                 389,052           343,563

            Net income          $ 68,336          $106,832

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On June 30, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

(6)    SUBSEQUENT EVENT

  On July 15, 1999, the Partnership filed a Form 8-K to report the results of the solicitation of the Limited Partners for the sale of the Partnership's assets. The Limited Partners, by a majority vote, have approved the plan to sell the Partnership's assets.



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

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at June 30, 1999 was 7.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan has been extended through June 30, 2000. The occupancy level at Fortune at June 30, 1999 was 91%, compared to 80% at December 31, 1998.

  Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space has been leased to a carpet supplier. The occupancy rate at Raleigh at June 30, 1999 was 95%, compared to 95% at December 31, 1998.

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

  The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires June 30, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center. The occupancy rate at Strawberry Fields at June 30, 1999 was 84%, compared to 86% at December 31, 1998.

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

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On June 30, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000 was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

  On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 25% of the outstanding Units was to commence with a tender price of $170 per Unit. The offer is made, in part, by an entity that owned a nominal economic interest in the Partnership and was scheduled to expire on June 25, 1999.

  The General Partners remained neutral as to the particular merits or risks associated with the tender offers to the Limited Partners. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners cautioned that the ultimate amount actually received by each Limited Partner will be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

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

Results of Operations - Six months ended June 30, 1999 and 1998
  (Amounts rounded to 000's)

  The Partnership generated net income of $75,000 for the six months ended June 30, 1999 as compared to a net loss of $1,001,000 for the same six month period in 1998. The $1,076,000 increase in net income resulted primarily from an $85,000 increase in rental income, a $64,000 decrease in provision for impairment expense and a $60,000 decrease in general and administrative expense.

  Total income for the six months ended June 30, 1999 was approximately $1,150,000 as compared to $1,065,000 for the same six month period in 1998, an increase of primarily $85,000. The
$85,000 increase in rental income is the result of the higher occupancy rate at Fortune which was 59% at June 30, 1998 and increased to 91% at June 30, 1999.

  For the six months ended June 30, 1999 total expenses were $1,081,000 as compared to $2,800,000 for the same six month period in 1998, a decrease of approximately $1,720,000. The $1,720,000 decrease in total expenses is primarily a result of a $1,564,000 decrease in provision for impairment expense, a $60,000 decrease in general and administrative expense as a result of a decline in bad debt expense, and a $70,000 decrease in interest expense primarily a result of the decrease in the interest rate on the Strawberry mortgage loan to 7.5% from 9%.

Results of Operations - Three months ended June 30, 1999 and 1998
  (Amounts rounded to 000's)

  The Partnership generated net income of $6,000 for the three months ended June 30, 1999 as compared to a net loss of $975,000 for the same three month period in 1998. The $981,000 increase in net income resulted primarily from a $30,000 increase in rental income, a $1,564,000 decrease in provision for impairment expense , a $32,000 decrease in general and administrative expense, and a $37,000 decrease in interest expense.

  Total income for the three months ended June 30, 1999 was $572,000 as compared to $525,000 for the same three month period in 1998, an increase of approximately $47,000. The $47,000 increase in rental income is primarily the result of the higher occupancy rate at Fortune which was 59% at June 30, 1998 and increased to 91% at June 30, 1999.

  For the three months ended June 30, 1999 total expenses were approximately $536,000 as compared to $2,168,000 for the same three month period in 1998, a decrease of approximately $1,632,000. The $1,632,000 decrease in total expenses is primarily a result of a $1,564,000 decrease in provision for impairment expense, a $30,000 decrease in general and administrative expense as a result of a reduction in bad debt expense, and a $37,000 decrease in interest expense primarily a result of the decrease in the interest rate on the Strawberry mortgage loan to 7.5% from 9%.




















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

                              DATE: August 16, 1999


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: August 16, 1999