Form 10QSB
period 1999-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 1999-11-15
CIK 736908

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

        For the quarterly period ended     September 30, 1999

                                or

        [ ]Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

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

                          INDEX


PART I   Financial Information
                                                                      Page

Item 1.  Consolidated Financial Statements . . . . . . . . . . . . . . .4

         Consolidated Statements of Net Assets in Liquidation
         as of September 30, 1999 (Liquidation Basis) and
         Balance Sheet at December 31, 1998
         (Going Concern Basis).. . . . . . . . . . . . . . . . . . . . .5

         Consolidated Statement of Changes in Net Assets in
         Liquidation for the period July 12, 1999 to
         September 30, 1999 (Liquidation Basis)  . . . . . . . . . . . .6

         Consolidated Statements of Operations for the period
         January 1, 1999 to July 12, 1999 and for the nine
         months ended September 30, 1998
         (Going Concern Basis).. . . . . . . . . . . . . . . . . . . . .7

         Consolidated Statements of Operations for the period
         July 1, 1999 thru July 12, 1999 and for the three
         months ended September 30,1998
         (Going Concern Basis) . . . . . . . . . . . . . . . . . . . . .8

         Consolidated Statements of Partners' Capital for the
         period January 1, 1998 to July 12, 1999
         (Going Concern Basis). . . . . . . . . . . . . .  . . . . . . .9

         Consolidated Statements of Cash Flows for the period
         January 1, 1999 to July 12, 1999 and for the nine
         months ended September 30, 1998
         (Going Concern Basis). . . . . . . . . . . . . .  . . . . . . 10

         Notes to Consolidated Financial Statements  . . . . . . . . . 11

Item 2.  Management's Discussion and Analysis or Plan
         of Operation. . . . . . . . . . . . . . . . . . . . . . . . . 22


                             PART II


Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . .          29

Item 2.  Changes in Securities  . . . . . . . . . . . . . . .          29

Item 3.  Defaults Upon Senior Securities .  . . . . . . . . .          29

Item 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

Item 5.  Other Information  . . . . . . . . . . . . . . . . .          29

Item 6.  Exhibits, and Reports on Form 8-K  . . . . . . . . .          29

         Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 30

                         PART I - FINANCIAL INFORMATION



ITEM 1. Consolidated Financial Statements

  Except for the December 31, 1998 Consolidated Balance Sheet (Going Concern Basis), the following Consolidated Statement of Net Assets in Liquidation as of September 30, 1999 (Liquidation Basis),Consolidated Statement of Changes in Net Assets in Liquidation for the period July 12, 1999 to September 30, 1999 (Liquidation Basis), Consolidated Statements of Operations for the period January 1, 1999 to July 12, 1999 and for the nine months ended September 30, 1998 (Going Concern Basis), Consolidated Statements of Operations for the period July 1, 1999 to July 12, 1999 and the three months ended September 30, 1998 (Going Concern Basis), Consolidated Statement of Partners' Capital for the period January 1, 1998 to July 12, 1999 (Going Concern Basis) and the Consolidated Statements of Cash Flows for the period January 1, 1999 thru July 12, 1999 and for the nine months ended September 30, 1998 (Going Concern Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 1998 Annual Report on Form
10-KSB.

              BRAUVIN REAL ESTATE FUND L.P. 4
              (a Delaware limited partnership)

     CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
     SEPTEMBER 30, 1999 AND BALANCE SHEET AT DECEMBER 31, 1998
                            (Unaudited)

                                     (Liquidation       (Going Concern
                                         Basis)             Basis)
                                 September 30, 1999   December 31,1998

ASSETS
 Land                                            --        $ 3,605,206
 Buildings and improvements                      --         14,159,660
                                                 --         17,764,866
 Less: Accumulated depreciation                  --         (5,716,797)
 Net investment in real estate                   --         12,048,069
Real estate held for sale               $12,824,250                 --
Investment in Sabal
  Joint Venture (Note 6)                     42,128            104,327
Cash and cash equivalents                 1,016,466            752,613
Tenant Receivables                          122,706            214,177
Escrow deposits                              48,817             14,392
Other assets                                 31,717             17,827
Total Assets                            $14,086,084        $13,151,405

LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable (Note 4)         $10,770,711        $11,000,831
Accounts payable and accrued expenses       256,525            190,463
Deferred gain on sale of real estate      1,000,562                 --
Reserve for estimated costs during
  the period of liquidation                 389,875                 --
Tenant security deposits                     68,604             63,878
Due to affiliates                            43,135             45,331

  Total Liabilities                      12,529,412         11,300,503

MINORITY INTEREST IN
 STRAWBERRY JOINT VENTURE                  (326,180)          (352,620)

Net Assets in Liquidation               $ 1,882,852                 --

PARTNERS' CAPITAL
General Partners                                               (38,168)
Limited Partners                                             2,241,690
  Total Partners Capital                                     2,203,522

  Total Liabilities and
       Partners' Capital                                   $13,151,405

   See accompanying notes to consolidated financial statements.

              BRAUVIN REAL ESTATE FUND L.P. 4
              (a Delaware limited partnership)

    CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              (LIQUIDATION BASIS) FOR THE PERIOD
              JULY 12, 1999 TO SEPTEMBER 30, 1999

                          (Unaudited)

Net assets at July 12, 1999
 (Going Concern Basis)                                        $2,270,262

Income from operations                                            18,365

Adjustments to liquidation basis                                (405,775)

Net assets in liquidation at September 30, 1999               $1,882,852





  See accompanying notes to consolidated financial statements

                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

               CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Going Concern Basis)
                            (Unaudited)

                                       January 1, 1999      Nine Months
                                              to               ended
                                       July 12, 1999   September 30, 1998
INCOME:
Rental                                     $1,124,439     $1,339,388
Interest                                       19,432         21,199
Other                                         207,038        261,170
     Total income                           1,350,909      1,621,757
EXPENSES:
Interest                                      538,962        808,522
Depreciation                                  239,233        312,527
Real estate taxes                             145,635        195,626
Repairs and maintenance                        33,680         43,565
Management fees (Note 5)                       77,431         91,847
Other property operating                       59,969         82,497
Provision for impairment                           --      1,564,101
General and administrative                    191,511        224,002
     Total expenses                         1,286,421      3,322,687
Income(loss)before minority
  and equity interest in
  joint ventures                               64,488     (1,700,930)

Minority interest's
  share of Strawberry
  Joint Venture's net (income) loss           (23,937)       689,947

Equity interest in Sabal
  Palm Joint Venture's
  net income                                   26,189         44,335

Net income (loss)                          $   66,740     $ (966,648)

Net income (loss) allocated
  to General Partners                      $      667     $   (9,666)

Net income (loss) allocated to
  Limited Partners                         $   66,073     $ (956,982)

Net income (loss) per unit
  outstanding                              $     6.92     $  (100.21)

    See accompanying notes to consolidated financial statements.

                     BRAUVIN REAL ESTATE FUND L.P. 4
                    (a Delaware limited partnership)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Going Concern Basis)
                                (Unaudited)
                                        July 1, 1999      Three Months
                                              to              ended
                                        July 12, 1999  September 30, 1998
INCOME:
Rental                                     $163,848       $463,611
Interest                                      2,477          6,811
Other                                        33,379         86,593
     Total income                           199,704        557,015
EXPENSES:
Interest                                     71,201        267,684
Depreciation                                 34,268        101,598
Real estate taxes                            21,749         55,232
Repairs and maintenance                       2,003          9,032
Management fees (Note 5)                     10,124         32,597
Other property operating                      5,762         24,114
General and administrative                   59,918         32,369
     Total expenses                         205,025        522,626
(Loss) income before minority
  and equity interest in
  joint ventures                             (5,321)        34,389

Minority interest's
  share of Strawberry
  Joint Venture's net loss                    2,839          6,031

Equity interest in Sabal
  Palm Joint Venture's
  net loss                                   (5,929)        (5,876)

Net (loss) income                          $ (8,411)      $ 34,544

Net (loss) income allocated
  to General Partners                      $    (84)      $    345

Net (loss) income allocated to
  Limited Partners                         $ (8,327)      $ 34,199

Net (loss) income per unit
  outstanding                              $  (0.87)      $   3.58

   See accompanying notes to consolidated financial statements.

              BRAUVIN REAL ESTATE FUND L.P. 4
              (a Delaware limited partnership)

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
        For the Period January 1, 1998 to July 12, 1999
                     (Going Concern Basis)
                          (Unaudited)

                                       General      Limited
                                       Partners     Partners*     Total

Balance, January 1, 1998               $(17,949)  $4,243,364  $4,225,415

Net loss                                (20,219)  (2,001,674) (2,021,893)

Balance, December 31, 1998              (38,168)   2,241,690   2,203,522

Net income                                  667       66,073      66,740

Balance, July 12, 1999                 $(37,501)  $2,307,763  $2,270,262


* Total Units outstanding at July 12, 1999 and December 31, 1998 were 9,550.
















   See accompanying notes to consolidated financial statements.

              BRAUVIN REAL ESTATE FUND L.P. 4
              (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the period January 1, 1999 to July 12, 1999
        and for the nine months ended September 30, 1998
                          (Unaudited)
                                                    1999          1998
Cash Flows From Operating  Activities:
Net income (loss)                                $  66,740     $(966,648)
Adjustments to reconcile net
  income(loss) to net cash provided by
  operating activities:
Depreciation                                       239,233       312,527
Provision for impairment                                --     1,564,101
Provision for doubtful accounts                       (400)       47,723
Minority interest's share of
  Strawberry Joint Venture's
  net income (loss)                                 23,937      (689,947)
Equity interest in Sabal Palm
  Joint Venture net income                         (26,189)      (44,335)
Changes in:
  Rent receivable                                   81,878      (107,556)
  Escrow deposits                                  (26,774)      (34,415)
  Other assets                                      (9,879)       (1,648)
  Accounts payable and
     accrued expenses                               24,195        73,259
  Due to affiliates                                (11,914)        7,849
  Tenant security deposits                          (5,345)       28,318
Net cash provided by operating
 activities                                        355,482       189,228

Cash Flows From Investing Activities:
Capital expenditures                               (23,516)      (58,080)
Distribution from Sabal Palm Joint
  Venture                                           67,680        79,900
Net cash provided by investing activities           44,164        21,820

Cash Flows From Financing Activities:
Repayment of mortgage notes payable               (173,143)     (262,255)
Cash used in financing activities                 (173,143)     (262,255)

Net increase (decrease)in cash
 and cash equivalents                              226,503       (51,207)
Cash and cash equivalents at
 beginning of period                               752,613       841,230
Cash and cash equivalents at
 end of period                                   $ 979,116     $ 790,023

Supplemental disclosure of cash
 flow information:
   Cash paid for interest                        $ 527,660     $ 791,075

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell all of the Partnership's existing properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 1999.

  Accounting Method

  The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

  Rental Income

  Prior to the presentation of the financial statements on the liquidation basis, rental income was recognized on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged, as applicable, to deferred rent receivable.

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

  Investment in Real Estate

  Prior to the preparation of the financial statements on a liquidation basis, the operating properties acquired by the Partnership were stated at cost including acquisition costs, leasing commissions, tenant improvements and net of a provision for impairment. Depreciation and amortization were recorded on a straight-line basis over the estimated economic lives of the properties, which approximate 38 years, and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (see Note 4).

  The Partnership provided provision for impairment to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1998, except as disclosed below.

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

(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $405,775 which is included in the September 30, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:

     Increase in real estate held for sale (a)             $ 991,898
     Write-off of deferred rent receivable                   (14,240)
     Write-off of mortgage points                             (1,660)
     Increase in deferred gain on sale
       of real estate                                       (991,898)
     Estimated liquidation costs                            (389,875)

     Total adjustment to liquidation basis                 $(405,775)

  (a) Net of estimated closing costs.

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

  At September 30, 1999, the Preferential Distribution Deficiency equaled $12,307,565.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 1999 consist of the following:
                                           Interest     Date
                                 1999         Rate      Due
Raleigh Springs
  Marketplace                 $ 4,692,334    (a)10%     10/00
Fortune Professional
  Building                        743,726    (b)8.25%   06/00
Strawberry Fields
     Shopping Center            5,334,651    (c)7%      12/99
                              $10,770,711

  Raleigh Springs Marketplace, Fortune Office Building and
Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  The carrying value of Raleigh at July 12, 1999 was approximately
$5,562,000.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. Prior to the Replacement Loan original maturity in June 1999, the Partnership and American National Bank agreed to extend the term of the Replacement Loan to June 30, 2000 under the same terms and conditions. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at September 30, 1999 was 8.25%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 1998, the Partnership was in violation of the debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 1998.

  The carrying value of Fortune at July 12, 1999 was approximately
$1,602,000.


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

  The carrying value of Strawberry Fields at September 30, 1999 was approximately $4,669,000.

  The Partnership is required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of $4,595,128 on October 1, 2000, Fortune Office Building in the amount of $704,830 on June 30, 2000 and for Strawberry Fields in the amount of $5,307,223 at December 1, 1999.

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the nine months ended September 30, 1999 and 1998 were as follows:
                                             1999       1998

  Management fees                           $90,400    $91,847
  Reimbursable office expenses               89,824     74,175

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates except for $7,435 for management fees as of September 30, 1999. An amount of $35,700 was due to an affiliate at September 30, 1999, representing an advance made from Brauvin Real Estate Fund L.P. 5 to the Strawberry Fields Joint Venture.

(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method.  The following are condensed financial statements for Sabal
Palm:
                                         (Liquidation      (Going Concern
                                             Basis)            Basis)
                                          September 30,     December 31,
                                              1999                 1998

Land and buildings, net                    $       --        $3,223,729
Real estate held for sale                   3,150,250                --
Other assets                                  183,063           233,607
                                           $3,333,313        $3,457,336


Mortgage note payable                      $3,118,243        $3,145,598
Other liabilities                             121,766            86,095
                                            3,240,009         3,231,693

Net Assets in liquidation                  $   93,304
Partners' capital                                               225,643
                                                             $3,457,336




                         GOING CONCERN BASIS

                             January 1, 1999      January 1, 1998
                                   to                   to
                               July 12, 1999     September 30, 1998

Rental income                      $456,740          $548,984
Other income                         52,694            59,450
                                    509,434           608,434

Mortgage and
  other interest                    173,479           226,535
Depreciation                         61,065           102,391
Operating and
 administrative expenses            219,169           185,179
                                    453,713           514,105
  Net income                       $ 55,721          $ 94,329

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

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through extension of the existing mortgages and ultimately through property sales.

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at September 30, 1999 was 8.25%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan has been extended through June 30, 2000. The occupancy level at Fortune at September 30, 1999 was 95%, compared to 80% at December 31, 1998.

  Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space has been leased to a carpet supplier. The occupancy rate at Raleigh at September 30, 1999 was 93%, compared to 95% at December 31, 1998.

  In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments are based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments with the final payment due on October 1, 2000. The Partnership is current on its mortgage payments for the Raleigh Springs loan.

  The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires June 30, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center. The occupancy rate at Strawberry Fields at September 30, 1999 was 92%, compared to 86% at December 31, 1998.

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

  On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 25% of the outstanding Units was to commence with a tender price of $170 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and was scheduled to expire on June 25, 1999.

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

  The General Partners determined to pursue disposition of the Partnership's assets, and began the registration and solicitation process for the authorization of the Limited Partners for the sale of all or substantially all of the Partnership's properties. That solicitation was accomplished by written notice directed by U.S. mail to each Limited Partner at the address shown on the Partnership's records, in accordance with the rules of the Securities and Exchange Commission and the requirements of the Partnership Agreement.

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell all of the Partnership's existing properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 1999. The Partnership has begun the liquidation process and is actively marketing the properties for sale.

  The General Partners expect to distribute proceeds from operating cash flow, if any, and from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancing or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.

Results of Operations - For the period January 1, 1999 to July 12, 1999 and the nine months ended September 30, 1998

              (Amounts rounded to nearest $000's)

  The Partnership generated net income of $67,000 for the period January 1, 1999 to July 12, 1999 as compared to net loss of $967,000 for the nine months ended September 30, 1998. The increase of $1,034,000 in net income resulted primarily from a decrease of $271,000 in total income and a decrease of $2,037,000 in total expense.

  Total income for the period January 1, 1999 to July 12, 1999 was $1,351,000 as compared to $1,622,000 for the nine months ended September 30, 1998, a decrease of $271,000. The $271,000 decrease resulted primarily from the Partnership's July 12, 1999 adoption of the liquidation basis of accounting, therefore seven months of operating income were included in the 1999 period compared to nine months in the 1998 period.

  Total expenses for the period January 1, 1999 to July 12, 1999 was $1,286,000 compared to $3,323,000 for the nine months ended September 30, 1998, a decrease of $2,037,000. The decrease of $2,037,000 in expenses resulted primarily from the Partnership's 1998 provision for impairment of $1,564,000 while no such provision was recorded in the period from January 1, 1999 to July 12, 1999. Also complicating comparisons between the two periods was the Partnership's July 12, 1999 adoption of the liquidation basis of accounting, therefore seven months of operating expenses were included in the 1999 period compared to nine months in the 1998 period.

Results of Operations - For the period July 1, 1999 to July 12,
1999 and the three months ended September 30, 1998

              (Amounts rounded to nearest $000's)

  The Partnership generated net loss of $8,000 for the period July 1, 1999 to July 12, 1999 as compared to net income of $35,000 for the three month period ended on September 30, 1998. The $43,000 decrease in net income resulted primarily from a decrease of $357,000 in total income and a decrease of $318,000 in total expense.

  Total income for the period July 1, 1999 to July 12, 1999 was $200,000 as compared to $557,000 for the three months ended September 30, 1998, a decrease of $357,000. The $357,000 decrease resulted primarily from the Partnership's July 12, 1999 adoption of the liquidation basis of accounting, therefore one month of operating income was included in the 1999 period compared to three months in the 1998 period.

  Total expenses for the period July 1, 1999 to July 12, 1999 was $205,000 compared to $523,000 for the three months ended September 30, 1998, a decrease of $318,000. The decrease of $318,000 in expenses resulted primarily from the Partnership's July 12, 1999 adoption of the liquidation basis of accounting, therefore one month of operating expenses were included in the 1999 period compared to three months in the 1998 period.

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

                              DATE: November 15, 1999


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: November 15, 1999