Form 10KSB
period 1999-12-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2000-03-30
CIK 736908

                       UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]     Annual Report Under Section 13 or 15(d) of the Securities
        Exchange Act of  1934

   For the fiscal year ended   December 31, 1999

                                or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $2,220,885.

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

                 BRAUVIN REAL ESTATE FUND L.P. 4
                  1999 FORM 10-KSB ANNUAL REPORT
                              INDEX

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

Item 7.   Financial Statements and Supplementary Data. . . . . . . . .23

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

Item 12.  Certain Relationships and Related Transactions . . . . . . .27

Item 13.  Exhibits, Consolidated Financial Statements and
          Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .28

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29


                             PART I

Item 1.   Description of Business.

   Brauvin Real Estate Fund L.P. 4 (the "Partnership") is a Delaware limited partnership formed in April 1984 for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. At December 31, 1999, the Partnership had two rental properties, a 58% interest in a joint venture which owns a third rental property and a 47% interest in a joint venture which owns a fourth rental property.

   The General Partners originally intended to dispose of the Partnership's properties approximately five to eight years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties are located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions. In 1998, the General Partners notified the Limited Partners that they were exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

   The General Partners determined to pursue the disposition of the Partnership's assets. In 1999, the Partnership solicited and received the votes of the Limited Partners to approve a sale of all the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.

   The Partnership intends to sell the properties under a closed bid process which will include identification of target buyers with proven financing ability and performance of certain evaluations of the properties, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit.

   The limited partnership agreement (the "Agreement") provides that the Partnership shall terminate December 31, 2010, unless sooner terminated, the General Partners shall in no event dispose of the properties after that date.

   On December 10, 1998, the Partnership received notice that an unsolicited tender offer to purchase up to 25% of the outstanding limited partnership interests of the Partnership (the "Units") was to commence with a tender price of $120 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and terminated on January 15, 1999. As a result of this unsolicited tender offer approximately 1,092 economic interests in the Partnership were transferred.

   On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 25% of the outstanding Units was to commence with a tender price of $170 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and to expired on June 25, 1999. As a result of this unsolicited tender offer approximately 551 economic interests were transferred.

   The General Partners remained neutral as to the particular merits or risks associated with these tender offers. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners cautioned that the ultimate amount actually received by each Limited Partner will be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

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

Market Conditions/Competition

   The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to those owned by the Partnership. Competition exists in such areas as attracting and retaining creditworthy tenants, financing capital improvements and eventually selling properties. Many of the factors affecting the ability of the Partnership to compete are beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the economy in which a property is located, population shifts, reduced availability and increased cost of financing, changes in zoning laws or changes in patterns of the needs of users. The marketability of the properties may also be affected by prevailing interest rates and existing tax laws. The Partnership has retained ownership of its properties for periods longer than anticipated at acquisition.

   Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Average rental rates for non-anchor tenants, expressed per square foot per year, have fallen at the Memphis, Tennessee, Raleigh Square property from approximately $12.00 per square foot in 1993 to approximately $9.12 per square foot in 1999. The Albuquerque, New Mexico office market strengthened a bit over the last two years. Average rental rates at the Fortune property have increased during this period from $10.16 per square foot in 1995 to $11.31 per square foot in 1999. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have increased from approximately $10.88 per square foot in 1995 to $11.25 per square foot in 1999. However, Winn Dixie moved out and will likely effect renewal rate and frequency of local tenants. At Strawberry Fields in West Palm Beach, Florida, the average spot rental rates have declined from approximately $12.21 per square foot in 1993 to approximately $6.93 per square foot in 1999.

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

   As of December 31, 1999, the Partnership owned the properties described below:



(a) Raleigh Springs Marketplace ("Raleigh Springs")

   On June 26, 1985, the Partnership acquired Raleigh Springs, an approximately 114,000 square foot community shopping center located in Memphis, Tennessee. Raleigh Springs was constructed in two phases. Phase I was completed during 1984 and Phase II was completed in 1985. Raleigh Springs was 93% occupied at December 31, 1999. The national anchor tenant is Toys "R" Us.

   The Partnership purchased Raleigh Springs for $7,486,800, consisting of $2,300,000 in cash at closing (plus or minus prorations) and the assumption of an existing first mortgage loan on Phase I of $5,186,800. In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). The interest rate was reduced from 12.75% to 10.00% effective October 1992. The Modified Loan included the August, September and October 1992
mortgage payments.   Since November 1992 and through September
1999, principal and interest payments were based on a 25-year
amortization schedule.   The Partnership negotiated a extension of
the terms of the mortgage on Raleigh Springs on August 26, 1999 through October 1, 2000. The outstanding mortgage balance encumbered by the property was $4,668,932 at December 31, 1999.

   The occupancy rate and average annual base rent per square foot at December 31, 1999 and 1998 were as follows:

                                      1999      1998
 Occupancy Rate                       93%       95%
 Average Annual Base
    Rent Per Square Foot              $8.16    $8.39

 Raleigh Springs has one tenant which occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1999:

                           Annual     Lease
                 Square      Base    Expiration   Renewal    Nature of
Tenant            Feet       Rent      Date       Options     Business
Toys "R" Us      36,416    $218,496   10/2017    10/5 yrs ea.  Toy Store
Others           71,854     655,259   Various     Various
Vacant            6,000          --
                114,270    $883,755

   T.J. Maxx, a former anchor tenant, vacated its space in January 1996 but continued to pay rent through its lease expiration, March 31, 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J.
Maxx space. The remaining space has been leased to a carpet supplier. Due to the vacancy of the remaining T.J. Maxx space, which is approximately 5% of the center, cash flow from Raleigh Springs has decreased. Management of the Partnership continues to actively market this space to alleviate this situation.

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

   On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000, secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $24,600. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 1999 was 8.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan matures on June 30, 2000 at which time a balloon mortgage payment in the amount of approximately $699,968 will be due. The outstanding balance of the Replacement Loan was $729,140 at December 31, 1999.

   Fortune was 89% occupied at December 31, 1999. Management of the Partnership is actively marketing the vacant space.

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

   The occupancy rate and average annual base rent per square foot at December 31, 1999 and 1998 were as follows:

                                       1999            1998
  Occupancy Rate                       89%             80%
  Average Annual Base
    Rent Per Square Foot             $12.14          $10.34

   Fortune has no tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1999:

                                 Annual   Lease
                      Square     Base    Expiration  Renewal
Tenant                 Feet      Rent       Date      Options
Others               26,400    $298,629    Various    Various
Vacant                3,200          --
                     29,600    $298,629

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

   Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, May 1, 2000, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,293,389 at December 31, 1999.

   Strawberry Fields is a neighborhood retail development constructed on an 11.87 acre site in 1985. Strawberry Fields was initially anchored by Florida Choice, a combination food, drug and general merchandise chain. In 1987, the Kroger Company ("Kroger") purchased Family Mart, the original lessee, and renamed the store. Kroger then closed the Florida Choice store in November 1988; however, the original lease terms remained in effect and Kroger continued to pay rent. Although Kroger is obligated to continue to pay rent through March 31, 2005, the Strawberry Joint Venture has located and approved a sublease for a replacement tenant, Syms, a national discount clothing retailer, to sublease the space for the remainder of the original lease term. Strawberry Fields' main building contains 103,614 square feet of retail space and is complemented by two outparcel sites plus an older 5,400 square foot Uniroyal tire and automotive outlet. The outparcel sites are leased to Taco Bell, a division of Tricon Global, and Flagler National Bank. Strawberry Fields was 91% occupied at December 31, 1999.

   On January 27, 2000, the Partnership executed a contract to sell Strawberry Fields to an unaffiliated third party in the approximate amount of $5,430,000 subject to certain due diligence contingencies. The Partnership anticipates closing this transaction in the second quarter of 2000. Subsequently, the potential purchaser has rescinded their offer.


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

   The occupancy rate and average annual base rent per square foot at December 31, 1999 and 1998 were as follows:

                                      1999    1998

  Occupancy Rate                       91%     86%

  Average Annual Base
    Rent Per Square Foot              $7.42   $7.36


   Strawberry Fields has one tenant which occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1999:

                           Annual    Lease
                  Square    Base   Expiration  Renewal Nature of
Tenant              Feet    Rent       Date    Options  Business
Florida Choice (1)
(sublet by Syms)   54,300 $380,100   3/2005   8/5 yrs ea.  Discount
                                                           Clothing
Others             47,016  326,002   Various    Various
Vacant             11,098      --
                  112,414 $706,102

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

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,108,455 at December 31, 1999.

   Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn Dixie food store and Walgreens. Winn Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm had an 81% economic occupancy at December 31, 1999.

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



   The occupancy rate and average annual base rent per square foot at December 31, 1999 and 1998 were as follows:

                                      1999             1998
 Occupancy Rate                       81%               96%

 Average Annual Base
    Rent Per Square Foot              $6.43          $6.56


   Sabal Palm has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 1999:

                            Annual    Lease
                   Square    Base   Expiration   Renewal     Nature of
Tenant              Feet     Rent     Date       Options      Business
Winn-Dixie        41,983   $142,406  4/2005    5/5 yrs ea.  Food Store
Walgreens         13,000     81,252  4/2025    2/5 yrs ea.  Drug Store
Others            28,450    320,143  Various      Various
Vacant             5,500         --
                  88,933   $543,801
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

Item 3. Legal Proceedings.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                             PART II

Item 5.Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 1999, there were approximately 663 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There were no cash distributions to Limited Partners in 1999 and 1998.

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

Year 2000

   The "Year 2000" problem concerned the inability of computer technology systems to correctly identify and process date sensitive information beyond December 31, 1999. Many computers automatically add the "19" prefix to the last two digits the computer reads for the year when date information is needed in computer software programs. Thus when a date beginning on January 1, 2000 is entered into a computer, the computer may interpret this date as the year "1900" rather than "2000".

   The computer information technology systems which support the Partnership consists of a network of personal computers linked to a server built using hardware and software from mainstream suppliers. These systems do not have equipment that contains embedded microprocessors, which may also pose a potential Year 2000 problem. Additionally, there is no internally generated software coding to correct as all of the software is purchased and licensed from external providers.

   The Partnership utilizes two main software packages that contain date sensitive information, (i) accounting and (ii) investor relations. In 1997, a program was initiated and completed to convert from the existing accounting software to a new software program that is Year 2000 compliant. In 1998, the investor relations software was also updated to a new software program that is Year 2000 compliant. All costs associated with these conversions were expensed by the Partnership as incurred, and were not material. Management does not believe that any further expenditures will be necessary for the systems to be Year 2000 compliant. However, additional personal computers may be purchased from time to time to replace existing machines.

   Also in 1997, management of the Partnership initiated formal communications with all of its significant third party vendors, service providers and financial institutions to determine the extent to which the Partnership is vulnerable to those third parties failure to remedy their own Year 2000 issue. There can be no guarantee that the systems of these third parties were converted and will not have an adverse effect on the Partnership.

   The Partnership has not experienced any material adverse impact on its operations or its relationships with tenants, vendors or others.

Liquidity and Capital Resources

   The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Long-term liquidity needs are expected to be satisfied through property sales.

   Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 1999 was 8.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan has been extended through June 30, 2000. The occupancy level at Fortune at December 31, 1999 was 89%, compared to 80% at December 31, 1998.

   Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space has been leased to a carpet supplier. The occupancy rate at Raleigh at December 31, 1999 was 93%, compared to 95% at December 31, 1998.

   In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments were based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments with the final payment due on October 1, 2000. The Partnership is current on its mortgage payments for the Raleigh Springs loan.

   The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center. The occupancy rate at Strawberry Fields at December 31, 1999 was 91%, compared to 86% at December 31, 1998.

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

   Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, May 1, 2000, the interest rate was reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period.

   In the second and fourth quarters of 1998, the Partnership recorded an impairment of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These impairments were allocated to land and building based on the original acquisition percentages.

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

   In the fourth quarter of 1998, Sabal Palm recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for Sabal Palm. This impairment has been allocated to the land and building based on the original acquisition percentages.

   On December 10, 1998, the Partnership received notice that an unsolicited tender offer to purchase up to 25% of the outstanding Units was to commence with a tender price of $120 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and to terminated on January 15, 1999. As a result of this unsolicited tender offer approximately 1,092 economic interests in the Partnership were transferred.

   On May 12, 1999, the Partnership received notice that an unsolicited tender offer to purchase up to approximately 25% of the outstanding Units was to commence with a tender price of $170 per Unit. The offer was made, in part, by an entity that owned a nominal economic interest in the Partnership and expired on June 25, 1999. As a result of this unsolicited tender offer approximately 551 economic interests in the Partnership were transferred.

   The General Partners remained neutral as to the particular merits or risks associated with the tender offer. The General Partners believed an informed determination of the true value of the Units could be made after the receipt of the appraisals. The General Partners cautioned that the ultimate amount actually received by each Limited Partner will be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

   The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offer provided such an opportunity.

   In 1998, the General Partners notified the Limited Partners that they will explore various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm will assist the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

   The General Partners determined to pursue disposition of the Partnership's assets. In, 1999, the Partnership solicited and received the votes of the Limited Partners to approve a sale of all the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.

   The Partnership intends to sell the properties under a closed bid process which will include identification of target buyers with proven financing ability and performance of certain evaluations of the properties, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit.

   As a result of this authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 1999.

   On January 27, 2000, the Partnership executed a contract to sell Strawberry Fields to an unaffiliated third party in the approximate amount of $5,430,000 subject to certain due diligence contingencies. The Partnership anticipates closing this transaction in the second quarter of 2000. Subsequently, the potential purchaser rescinded their offer.

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

   These conditions have generally adversely impacted the Partnership's property economics. The specific impact of these economic conditions on 1999 and 1998 results are discussed in the section "Results of Operations January 1, 1999 to July 12, 1999 and the year ended December 31, 1998", below.

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

   An affiliate of the Partnership and the General Partners is assigned responsibility for day-to-day management of the properties. The affiliate receives a combined management and leasing fee which cannot exceed 6% of gross revenues generated by the properties. Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, i.e., independent leasing agents. In all instances, fees paid by the Partnership to the property management affiliate are, in the General Partners' opinion, comparable to fees that would be paid to independent third parties.

Results of Operations for the period from January 1, 1999 to July
12, 1999 and the year ended December 31, 1998

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell all of the Partnership's existing properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   Prior to the adoption of the liquidation basis of accounting, the Partnership recorded rental income on a straight line basis over the life of the related leases. Differences between rental income earned and amounts due per the respective lease agreements were credited or charged, as applicable, to deferred rent receivable. Upon adoption of the liquidation basis of accounting, the Partnership wrote off the remaining deferred rent receivable and ceased recording credits or charges to rental income to reflect straight lining of the related leases.

   Additionally, prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.

Results of Operations - 1998 Compared to 1997
       (Amounts rounded to nearest 000's)

   The Partnership generated a net loss of $2,022,000 for the year ended December 31, 1998 as compared to net loss of $119,000 for the same period in 1997. The $1,903,000 increase in net loss resulted primarily from a $80,000 decrease in total income, a $1,992,000 increase in total expenses and a $678,000 decrease in the share of Sabal Palm's income. Partially offsetting these items was a $848,000 increase in the minority interest's share of the Strawberry Fields loss.

   Total income for the year ended December 31, 1998 was $2,116,000 as compared to $2,196,000 for the same period in 1997, a decrease of $80,000. The $80,000 decrease resulted primarily from a decrease in rental income which is related to a slightly lower average occupancy for the year ended December 31, 1998 when compared to the period ended December 31, 1997.

   For the year ended December 31, 1998, total expenses were $4,361,000 as compared to $2,368,000 for the same period in 1997, an increase of $1,993,000. The increase in total expenses is primarily a result of increases in the provision for impairment and interest expense. The provision for impairment at Strawberry Fields was $2,069,000 for 1998 compared to $0 for 1997, an increase of $2,069,000. Interest expense was $1,036,000 for 1998 compared to $1,000,000 for 1997, an increase of $36,000. This increase was caused primarily by the increase in the interest rate at Fortune from 3% to 8.5% during the first ten months of 1998. In addition, interest expense also increased as a result of the interest rate for Strawberry's mortgage loan reverting to 9% from 7.5% in November 1997 and through September 1998. General and administrative expenses were $310,000 for 1998 compared to $371,000 for 1997, a decrease of $61,000. This decrease was due primarily to a decrease in bad debt and property insurance expenses.

Item 7.  Financial Statements and Supplementary Data

 See Index to Consolidated Financial Statements on Page F-1 of this Form 10-KSB for consolidated financial statements where applicable.

 The financial information required in Item 310(b) of Regulation
S-B is not applicable.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

 None.

                           PART III

Item 9.Directors, Executive Officers, Promoters and Control
       Persons; Compliance with Section 16(a) of the Exchange
       Act.

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

  Mr. Jerome J. Brault . . . . . .  .Chairman of the Board of Directors,
                                      Director and President

  Mr. James L. Brault. . . . . . .   Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . .   Treasurer and
                                      Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 66) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C.
Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 39) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. THOMAS E. MURPHY (age 33) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

  The General Partners received an allocation of the Partnership's net loss for 1999 and 1998.

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

(c) Form 8-K. None

(d) An annual report for the fiscal year 1999 will be sent to the Limited Partners subsequent to this filing.





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





Dated: March 30, 2000

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page

Independent Auditors' Report   . . . . . . . . . . . . .   F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 1999 . . . . . . . . . . . . . . . . .  F-3

Consolidated Statement of Changes in Net Assets
in Liquidation (Liquidation Basis) for the period
July 12, 1999 to December 31, 1999 . . . . . . . . . . . . F-4

Consolidated Statements of Operations July 13, 1999 to
December 31, 1999 (Liquidation Basis), January 1, 1999
to July 12, 1999 (Going Concern Basis) and year ended
December 31, 1998 . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Partners' Capital, for
the period January 1, 1999 to July 12, 1999
and the year ended December 31, 1998   . . . . . . . . .   F-6

Consolidated Statement of Cash Flows for the year ended
December 31, 1998 . . . . . . . . . . . . . . . . . . . .  F-7

Notes to Consolidated Financial Statements . . . . . . .   F-8

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.

                INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying financial statements as of December 31, 1999, and for the years ended December 31, 1999 and 1998 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 4 and subsidiary at December 31, 1999, and the results of their operations for the years ended December 31, 1999 and 1998 and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, on July 12, 1999 the Partnership received approval by the Partners to sell substantially all of its assets. As a result, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis.

/s/ Deloitte & Touche LLP


Chicago, Illinois
February 16, 2000



   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                       DECEMBER 31, 1999



ASSETS

Real estate held for sale                              $13,487,250
Investment in Sabal
  Joint Venture (Note 7)                                    32,548
Cash and cash equivalents                                1,035,498
Tenant Receivables                                          99,101
Escrow deposits                                              7,162
Other assets                                                21,337

  Total Assets                                          14,682,896

LIABILITIES
Mortgage notes payable (Note 4)                         10,691,461
Accounts payable and accrued expenses                      221,092
Deferred gain on sale of real estate (Note 2)            1,656,422
Reserve for estimated costs during
  the period of liquidation (Note 2)                       189,875
Tenant security deposits                                    67,366
Due to affiliates                                           42,719

  Total Liabilities                                     12,868,935

MINORITY INTEREST IN
 STRAWBERRY JOINT VENTURE                                 (296,480)

Net Assets in Liquidation                              $ 2,110,441









  See accompanying notes to consolidated financial statements.
 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
               (LIQUIDATION BASIS) FOR THE PERIOD
               July 12, 1999 to December 31, 1999



Net assets at July 12, 1999                             $2,270,262
  (Going Concern Basis)

Income from operations                                      47,478

Adjustment to liquidation basis                           (207,299)

Net assets in liquidation at
  December 31, 1999                                     $2,110,441














  See accompanying notes to consolidated financial statements.

        CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Liquidation   (Going Concern   (Going
                              Basis)         Basis)     Concern Basis)
                           July 13, 1999   January 1,      For the
                                to           1999 to      year ended
                        December 31,1999  July 12,1999  December 31,1998
INCOME
Rental (Note 6)              $ 811,679    $1,124,439      $ 1,810,474
Interest                        16,558        19,432           32,897
Other, primarily
  expense reimbursements        41,739       207,038          272,390
            Total income       869,976     1,350,909        2,115,761

EXPENSES
Interest                       383,631       538,962        1,036,329
Depreciation                        --       239,233          413,739
Real estate taxes              120,187       145,635          247,535
Repairs and maintenance         29,021        33,680           52,232
Management fees (Note 5)        49,063        77,431          122,181
Other property operating        50,809        59,969          109,212
            Impairment              --            --        2,069,036
General and administrative     108,026       191,511          310,483
            Total expenses     740,737     1,286,421        4,360,747

Income(loss) before minority
  and equity interests
  in joint ventures            129,239        64,488       (2,244,986)

Minority interest's
  share of Strawberry Joint
  Venture's net(income)loss    (32,203)      (23,937)         888,836

Equity interest in Sabal
  Palm Joint Venture's
  net income (loss)            (49,558)       26,189         (665,743)

Income (loss) before adjustment
  to liquidation basis          47,478        66,740       (2,021,893)

Adjustment to liquidation
              basis           (207,299)           --               --

Net (loss) income            $(159,821)   $   66,740      $(2,021,893)

Net (loss) income allocated to:
  General Partners           $  (1,598)   $      667      $   (20,219)
  Limited Partners           $(158,223)   $   66,073      $(2,001,674)

Net (loss) income per Limited
 Partnership Interest (9,550
  units outstanding)         $  (16.57)   $     6.92      $   (209.60)

    See accompanying notes to consolidated financial statements

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

  For the period January 1, 1999 to July 12, 1999 and the year ended December 31, 1998

                                   General     Limited
                                  Partners    Partners*         Total

Balance, January 1, 1998          $(17,949)  $4,243,364    $4,225,415

  Net loss from
   operations                      (20,219)  (2,001,674)   (2,021,893)

Balance, December 31, 1998         (38,168)   2,241,690     2,203,522

  Net income from
   operations                          667       66,073        66,740

Balance, July 12, 1999            $(37,501)  $2,307,763    $2,270,262


* Total Units outstanding at July 12, 1999 and December 31, 1998 were 9,550.

  In connection with the July 12, 1999 authorization of the Limited Partners to sell the Partnership's assets, the Partnership adopted the liquidation basis of accounting as explained in Notes 1 and 2. The presentation format used in 1998 is, therefore, no longer applicable. The effect of the change in adopting the liquidation basis is reflected in the Consolidated Statement of Changes in Net Assets in Liquidation.




  See accompanying notes to consolidated financial statements

              CONSOLIDATED STATEMENT OF CASH FLOWS
          For the for the year ended December 31, 1998



Cash Flows From Operating  Activities:
         Net loss                                     $(2,021,893)
Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
Depreciation                                              413,739
Provision for doubtful accounts                            54,473
Minority interest's share of Strawberry
  Joint Venture's net loss                               (888,836)
Equity interest in Sabal Palm
 Joint Venture net loss                                   665,743
Provision for impairment                                2,069,036
Changes in:
   Rent receivable                                        (69,311)
   Escrow deposits                                         (7,640)
   Other assets                                            25,110
   Accounts payable and
     accrued expenses                                     (31,042)
   Tenant security deposits                                21,503
   Due to affiliates                                       (1,410)
Net cash provided by
 operating activities                                     229,472

Cash Flows From Investing Activities:
Capital expenditures                                      (61,484)
Distribution from Sabal Palm Joint
  Venture                                                  79,900
Net cash provided by
  investing activities                                     18,416

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                      (336,505)

Net cash used in financing activities                    (336,505)

Net decrease in cash and
 cash equivalents                                         (88,617)
Cash and cash equivalents at
 beginning of year                                        841,230
Cash and cash equivalents at
 end of year                                           $  752,613

Supplemental disclosure of
  cash flow information:
         Cash paid for interest                        $1,022,456



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

   The Partnership was formed on April 30, 1984 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on February 16, 1984. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 30, 1984. The Partnership's offering closed on December 31, 1984. A total of $9,550,000 of Units were subscribed and issued between February 16, 1984 and December 31, 1984 pursuant to the Partnership's public offering.

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 1999.

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

   Investment in Joint Venture Partnership

   The Partnership owns a 47% equity interest in Sabal Palm Joint Venture (see Note 7). Sabal Palm is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Sabal Palm Joint Venture at estimated net realizable value using the equity method of accounting.


   Investment in Real Estate

   Prior to the preparation of the financial statements on a liquidation basis, the operating properties acquired by the Partnership were stated at cost including acquisition costs, leasing commissions, tenant improvements and net of impairment. Depreciation and amortization were recorded on a straight-line basis over the estimated economic lives of the properties, which approximate 38 years, and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (see Note 4).

   Subsequent to the adoption of the liquidation basis of accounting, the Partnership adjusted its investments in real estate to estimated net realizable value, which is recorded as real estate held for sale. Additionally, the Partnership suspended recording any further depreciation expense.

   Prior to the adoption of the liquidation basis of accounting, the Partnership recorded impairments to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1998, except as disclosed below.

   In the second and fourth quarters of 1998, the Partnership recorded an impairment of $1,564,101 and $504,935, respectively, related to an other than temporary decline in the value of real estate for the Strawberry Fields property. These impairments have been allocated to land and building based on the original acquisition percentages.

   Cash and Cash Equivalents

   Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months from date of purchase.

   Estimated Fair Value of Financial Instruments

   Disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop estimates of fair value.

   The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, which approximates fair value at December 31, 1999, (Note 2), assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $207,299 which is included in the December 31, 1999 statement of changes in net assets in liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:


     Increase in real estate held for sale (a)            $1,656,422
     Decrease in value of real estate                         (1,524)
     Write-off of deferred rent receivable                   (14,240)
     Write-off of mortgage points                             (1,660)
     Increase in deferred gain on sale
       of real estate                                     (1,656,422)
     Estimated liquidation costs                            (189,875)

     Total adjustment to liquidation basis                 $(207,299)

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

  At December 31, 1999, the Preferential Distribution Deficiency equaled $12,546,315.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at December 31, 1999 consist of the following:
                                           Interest     Date
                                 1999         Rate      Due
Raleigh Springs
  Marketplace               $ 4,668,932      (a)10%     10/00
Fortune Professional
  Building                      729,140      (b)8.5%    06/00
Strawberry Fields
 Shopping Center              5,293,389      (c)7%      05/00
                            $10,691,461

   Raleigh Springs Marketplace, Fortune Office Building and
Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

   (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

   The carrying value of Raleigh at December 31, 1999 was approximately $6,611,500.

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

   On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 1999 was 8.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 1999, the Partnership was in violation of the debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 1999.

   The carrying value of Fortune at December 31, 1999 was approximately $1,600,000.

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

   Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, May 1,2000, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period.

   The carrying value of Strawberry Fields at December 31, 1999 was approximately $5,275,750.

   The Partnership is required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of approximately $4,595,000 on October 1, 2000, Fortune Office Building in the amount of approximately $704,800 on June 30, 2000 and for Strawberry Fields in the amount of approximately $5,237,200 on May 1, 2000.




(5)  TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 1999 and 1998 were as follows:
                                             1999       1998
  Management fees                          $118,576   $122,181
  Reimbursable office expenses              118,624    112,500

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates except for $7,019 for management fees, as of December 31, 1999. An amount of $35,700 was due to an affiliate at December 31, 1999, representing an advance made from BREF 5.

(6)  OPERATING LEASES

  The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

Year ended December 31,
        2000                        2,015,149
        2001                        1,308,283
        2002                          927,557
        2003                          782,122
         2004                         672,204
        Thereafter                  2,954,275
        Total                      $8,659,590

   Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from Toys "R" Us at Raleigh and Florida Choice (including the Syms sublease) at Strawberry Fields approximate 11.2% and 19.6%, respectively, of rental income for the Partnership for the year ended December 31, 1999. Rental income received from Toys "R" Us at Raleigh and Florida Choice (including the Syms sublease) at Strawberry Fields approximate 12.1% and 21.0%, respectively, of rental income of the Partnership for the year ended December 31, 1998.

(7)  EQUITY INVESTMENT

   The Partnership owns a 47% interest in Sabal Palm Joint Venture ("Sabal Palm") and accounts for its investment under the equity method.  The following are condensed financial statements for Sabal
Palm:
                                  Liquidation Basis
                                   December 31,
                                       1999

Real estate held for sale                  $3,150,250
Other assets                                   96,273
                                            3,246,523

Mortgage note payable                       3,108,455
Other liabilities                              65,146
                                            3,173,601
Net Assets in liquidation                  $   72,922

                  Liquidation Basis          Going Concern Bais
                    July 12, 1999      January 1, 1999  January 1, 1998
                         to                  to                 to
                 December 31, 1999      July 12, 1999  December 31, 1998

Rental income                      $212,844       $456,740    $   690,779
Other income                         (1,664)        52,694         71,363
                                    211,180        509,434        762,142
Mortgage and
 other interest                     118,956        173,479        302,382
Depreciation                             --         61,065        128,662
Impairment                           12,414             --      1,499,958
Operating and
 administrative expenses            136,085        219,169        247,614
                                    267,455        453,713      2,178,616
Income (loss)before adjustment
 to liquidation basis               (56,275)        55,721     (1,416,474)

Adjustment to liquidation
             basis                  (49,167)             -             --
Net income(loss)                  $(105,442)      $ 55,721    $(1,416,474)



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

  In the fourth quarter of 1998, Sabal Palm recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for the Sabal Palm property. This impairment was allocated to the land and building based on the original acquisition percentages.

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