Form 10QSB
period 2000-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2000-05-19
CIK 736908

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

        For the quarterly period ended      March 31, 2000

                                or

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

          Consolidated Statement of Net Assets in Liquidation
          as of March 31, 2000 (Liquidation Basis) . . . . . . . . . . 4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2000 to
          March 31, 2000 (Liquidation Basis) . . . . . . . . . . . . . 5

          Consolidated Statements of Operations for the
          three months ended March 31, 2000 (Liquidation
          Basis) and the three months ended March 31, 1999
          (Going Concern Basis). . . . . . . . . . . . . . . . . . . . 6

          Consolidated Statement of Cash Flows for the
          three months ended March 31, 1999 (Going Concern
          Basis) . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

          Notes to Consolidated Financial Statements . . . . . . . . . 8

          Item 2.   Management's Discussion and Analysis or Plan
          of Operation . . . . . . . . . . . . . . . . . . . . . . .  20


                             PART II
Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .26

          Item 2.   Changes in Securities. . . . . . . . . . . . . . .26

          Item 3.   Defaults Upon Senior Securities. . . . . . . . . .26

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .26

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27

               PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2000 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to March 31, 2000 (Liquidation Basis), Consolidated Statements of Operations for the three months ended March 31, 2000 (Liquidation Basis) and the three months ended March 31, 1999 (Going Concern Basis) and the Consolidated Statement of Cash Flows for the three months ended March 31, 1999 (Going Concern Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-KSB.

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2000 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                              $13,407,250
Investment in Sabal
  Joint Venture (Note 6)                                    42,862
Cash and cash equivalents                                1,142,353
Tenant Receivables                                         110,051
Escrow deposits                                             18,637
Other assets                                                10,957

  Total Assets                                          14,732,110

LIABILITIES
Mortgage notes payable (Note 4)                         10,610,895
Accounts payable and accrued expenses                      230,872
Deferred gain on sale of real estate (Note 2)            1,576,422
Reserve for estimated costs during
  the period of liquidation (Note 2)                       189,875
Tenant security deposits                                    63,583
Due to affiliates                                           49,590

  Total Liabilities                                     12,721,237

MINORITY INTEREST IN
 STRAWBERRY JOINT VENTURE                                 (269,110)

Net Assets in Liquidation                              $ 2,279,983










  See accompanying notes to consolidated financial statements.



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2000 TO MARCH 31, 2000
                          (Unaudited)



Net assets at January 1, 2000
  (Liquidation Basis)                                   $2,110,441

Income from operations                                     169,542

Net assets in liquidation at March 31, 2000             $2,279,983







  See accompanying notes to consolidated financial statements




             CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31,
                          (Unaudited)

                                     (Liquidation     (Going Concern
                                         Basis)           Basis)
                                         2000                    1999
INCOME
Rental                                     $489,862           $485,142
Interest                                     10,520              7,432
Other, primarily tenant
  expense reimbursements                     81,111             86,531
            Total income                    581,493            579,105

EXPENSES
Interest                                    224,362            234,559
Depreciation                                     --            101,679
Real estate taxes                            64,022             61,943
Repairs and maintenance                      13,064             19,039
Management fees (Note 5)                     34,464             32,140
Other property operating                     23,845             31,473
General and administrative                   71,328             64,073
            Total expenses                  431,085            544,906

Income before minority
  and equity interests                      150,408             34,199

Minority interest's share
  of Strawberry Fields
  Joint Venture's net
  (income)                                  (27,370)            (9,664)

Equity interest in Sabal Palm
  Joint Venture's net
  income                                     46,504             45,088

Net income                                 $169,542            $69,623

Net income Allocated
  to the General Partners                  $  1,695            $   696

Net income Allocated
  to the Limited Partners                  $167,847            $68,927

Net income Per Limited
  Partnership Interest
  (9,550 Units)                            $  17.58             $ 7.22




See accompanying notes to consolidated financial statements.


              CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 (GOING CONCERN BASIS)
                          (Unaudited)

Cash Flows From Operating  Activities:
Net income                                                      $ 69,623
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                                     101,679
Provision for doubtful accounts                                    7,000
Equity interest in Sabal Palm Joint
  Venture's net loss                                             (45,088)
Minority Interest's share of Strawberry
  Fields Joint Venture's net income                                9,664
Changes in:
  Rent receivables                                               (36,917)
  Other assets                                                     5,786
  Escrow deposits                                                (11,475)
  Accounts payable
   and accrued expenses                                           78,161
  Due to affiliates                                                4,591
  Tenant security deposits                                         4,158
Net cash provided by operating activities                        187,182

Cash Flows From Investing Activities:
Capital expenditures                                             (19,556)
Distribution from Sabal Palm Joint Venture                        70,500
Net cash provided by investing activities                         50,944

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                              (75,461)

Net cash used in financing activities                            (75,461)

Net increase in cash and cash equivalents                        162,665
Cash and cash equivalents at beginning
  of period                                                      752,613
Cash and cash equivalents at end of
  period                                                       $ 915,278

Supplemental disclosure of
  cash flow information:
  Cash paid for interest                                       $ 229,183

  See accompanying notes to consolidated financial statements.

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2000.

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

  Prior to the adoption of the liquidation basis of accounting, the Partnership recorded impairments to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at March 31, 2000, except as disclosed below.

  In the second and fourth quarters of 1999, the Partnership recorded an impairment of $1,564,101 and $504,935, respectively, related to an other than temporary decline in the value of real estate for the Strawberry Fields property. These impairments have been allocated to land and building based on the original acquisition percentages.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 2000, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, which approximates fair value at March 31, 2000, (Note
2), assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

  (a) Net of estimated closing costs.

  As of March 31, 2000, the Partnership adjusted its investment in real estate to an offer that was presented for the sale of Strawberry Fields. However, the Partnership has not yet agreed to the terms of this offer. The effect of this adjustment was a reduction in the real estate held for sale of $80,000, and a reduction in the deferred gain on the sale of real estate of $80,000.

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

  At March 31, 2000, the Preferential Distribution Deficiency equaled $12,785,065.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 2000 consist of the following:

                                           Interest     Date
                                 2000         Rate       Due
Raleigh Springs
  Marketplace                $ 4,644,941      (a)10%     10/00
Fortune Professional
  Building                       714,554      (b)7.75%   07/00
Strawberry Fields
     Shopping Center           5,251,400      (c)7%      05/00
                             $10,610,895


  Raleigh Springs Marketplace, Fortune Office Building and
Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  The carrying value of Raleigh at March 31, 2000 was approximately
$6,611,500.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at March 31, 2000 was 9%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 1999, the Partnership was in violation of the debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 1999.

  The carrying value of Fortune at March 31, 2000 was approximately
$1,600,000.

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

  Subsequent to May 1, 2000, the Strawberry Fields lender orally agreed to extend, under the existing terms, the maturity of the mortgage loan for an additional two years. The Strawberry Fields lender is currently preparing the necessary paper work to finalize the extension.

  The carrying value of Strawberry Fields at March 31, 2000 was approximately $5,195,750.

  The Partnership is required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of $4,595,000 on October 1, 2000, Fortune Office Building in the amount of $704,800 on June 30, 2000 and for Strawberry Fields in the amount of $5,237,000 on May 1, 2000.

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the three months ended March 31, 2000 and
1999 were as follows:
                                             2000       1999

  Management fees                          $ 39,479    $32,140
  Reimbursable office expenses               31,316     29,564


  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates except for $13,890 for management fees, as of March 31, 2000. An amount of $35,700 was due to an affiliate at March 31, 2000, representing an advance made from BREF 5.

(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                             March 31,
                                                2000
Real estate held for sale                  $3,150,250
Other assets                                  122,389
                                            3,272,639

Mortgage note payable                      $3,098,457
Other liabilities                              79,314
                                            3,177,771

Net Assets in Liquidation                  $   98,868


                    For the three months ended

                               (Liquidation      (Going Concern
                                  Basis)            Basis)
                                 March 31,        March 31,
                                   2000               1999
Rental income                   $218,208          $275,647
Other income                       2,524            24,337
                                 220,732           299,984
Mortgage and
  other interest                  70,043            74,156
Depreciation                           0            26,271
Operating and
 administrative expenses          51,744           103,625
                                 121,787           204,052

            Net income          $ 98,945          $ 95,932


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

Liquidity and Capital Resources

  The Partnership intends to satisfy its short-term liquidity needs through cash flow from the properties. Mortgage notes payable are expected to be satisfied through property sales.

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 1999 was 8.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan has been extended through June 30, 2000. The occupancy level at Fortune was 89 % at March 31, 2000 and December 31, 1999.

  Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space has been leased to a carpet supplier. The occupancy rate at Raleigh at March 31, 2000 was 92%, compared to 93% at December 31, 1999.

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

  The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center. The occupancy rate at Strawberry Fields at March 31, 2000 was 90%, compared to 86% at December 31, 1999.

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

  Subsequent to May 1, 2000, the Strawberry Fields lender orally agreed to extend, under the existing terms, the maturity of the mortgage loan for an additional two years. The Strawberry Fields lender is currently preparing the necessary paper work to finalize the extension.

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

  As a result of this authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2000.

  On January 27, 2000, the Partnership executed a contract to sell Strawberry Fields to an unaffiliated third party in the approximate amount of $5,430,000 subject to certain due diligence contingencies. The Partnership anticipated closing this transaction in the second quarter of 2000. Subsequently, the potential purchaser rescinded their offer.

  The General Partners expect to distribute proceeds from operating cash flow, if any, and from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time which will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancing or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations.
Results of Operations - Three Months Ended March 31, 2000 (Liquidation Basis) and the Three Months Ended March 31, 1999 (Going Concern Basis)
  (Amounts rounded to 000's)

  The Partnership generated net income of $170,000 for the three months ended March 31, 2000 as compared to a net income of $70,000 for the same three month period in 1999. The $100,000 increase in net income resulted primarily from a $2,000 increase in rental and other tenant reimbursement income, and a decrease in total expenses of $114,000.

  Total income for the three months ended March 31, 2000 was $581,000 as compared to $579,000 for the same three month period in 1999, an increase of $2,000. The $5,000 increase in rental income was offset by a $5,000 decrease in other income. Interest income increased approximately $2,000.

  For the three months ended March 31, 2000 total expenses were $431,000 as compared to $545,000 for the same three month period in 1999, a decrease of $114,000. The $114,000 decrease in total expenses resulted primarily from the Partnership's adoption of the liquidation basis of accounting in July 1999. Prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.


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

                              DATE: May 19, 2000


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: May 19, 2000