Form 10QSB
period 2000-06-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2000-08-14
CIK 736908

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

   For the quarterly period ended      June 30, 2000

                                or

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

          Consolidated Statement of Net Assets in Liquidation
          as of June 30, 2000 (Liquidation Basis). . . . . . . . . . . 4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2000 to
          June 30, 2000 (Liquidation Basis). . . . . . . . . . . . . . 5

          Consolidated Statements of Operations for the
          six months ended June 30, 2000 (Liquidation
          Basis) and the six months ended June 30, 1999
          (Going Concern Basis). . . . . . . . . . . . . . . . . . . . 6

          Consolidated Statements of Operations for the
          three months ended June 30, 2000 (Liquidation
          Basis) and the three months ended June 30, 1999
          (Going Concern Basis). . . . . . . . . . . . . . . . . . . . 7

          Consolidated Statement of Cash Flows for the
          six months ended June 30, 1999 . . . . . . . . . . . . . . . 8

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

Item 6.   Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .29

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30

                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2000 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to June 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2000 (Liquidation Basis) and the six months ended June 30, 1999 (Going Concern Basis), Consolidated Statements of Operations for the three months ended June 30, 2000 (Liquidation Basis) and for the three months ended June 30, 1999 (Going Concern Basis) and Consolidated Statements of Cash Flows for the six months ended June 30, 1999 for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-KSB.

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               June 30, 2000 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                              $13,116,750
Investment in Sabal
  Joint Venture (Note 6)                                    38,648
Cash and cash equivalents                                1,129,700
Tenant Receivables                                          69,122
Escrow Deposits                                             30,207

  Total Assets                                          14,384,427

LIABILITIES
Mortgage notes payable (Note 4)                         10,428,984
Accounts payable and accrued expenses                      252,521
Deferred gain on sale of real estate (Note 2)            1,285,922
Reserve for estimated costs during
  the period of liquidation (Note 2)                       189,875
Tenant security deposits                                    67,490
Due to affiliates                                           46,572

  Total Liabilities                                     12,271,364

MINORITY INTEREST IN
 STRAWBERRY JOINT VENTURE                                 (245,309)

Net Assets in Liquidation                              $ 2,358,372






  See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
                JANUARY 1, 2000 TO June 30, 2000
                          (Unaudited)



Net assets at January 1, 2000
  (Liquidation Basis)                                   $2,110,441

Income from operations                                     247,931

Net assets in liquidation at June 30, 2000              $2,358,372







  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the six months ended June 30,
                          (Unaudited)


                                       (Liquidation      (Going Concern
                                             Basis)            Basis)
                                              2000              1999
INCOME
Rental                                    $  980,617        $  960,591
Interest                                      23,847            16,955
Other, primarily tenant
   expense reimbursements                    154,114           173,659
        Total income                       1,158,578         1,151,205

EXPENSES
Interest                                     448,056           467,761
Depreciation                                      --           204,965
Real estate taxes                            130,622           123,886
Repairs and maintenance                       36,038            31,677
Management fees (Note 5)                      66,939            67,307
Other property operating                      56,000            54,207
General and
   administrative                            159,411           131,593
        Total expenses                       897,066         1,081,396

Income before minority and
  equity interests                           261,512            69,809

Minority interest's
   share of Strawberry Fields
   Joint Venture's net income                (51,171)          (26,776)

Equity interest in Sabal
   Palm Joint Venture's
   net income                                 37,590            32,118

Net income                                $  247,931        $   75,151

Net income allocated to
   the General Partners                   $    2,479        $      752

Net income allocated to
   the Limited Partners                   $  245,452        $   74,399

Net income per Limited
   Partnership Interest
   (9,550 units outstanding)              $    25.70        $     7.79





  See accompanying notes to consolidated financial statements.

            CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30,
                          (Unaudited)

                                       (Liquidation     (Going Concern
                                            Basis)           Basis)
                                             2000             1999
INCOME
Rental                                     $490,755           $475,449
Interest                                     13,327              9,523
Other, primarily tenant
  expense reimbursements                     73,003             87,128
            Total income                    577,085            572,100

EXPENSES
Interest                                    223,694            233,202
Depreciation                                     --            103,286
Real estate taxes                            66,600             61,943
Repairs and maintenance                      22,974             12,638
Management fees (Note 5)                     32,475             35,167
Other property operating                     32,155             22,734
General and administrative                   88,083             67,520
            Total expenses                  465,981            536,490

Income before minority and
  equity interests in Joint
  Ventures                                  111,104             35,610
Minority interest's share of
  Strawberry's net loss                     (23,801)           (17,112)
Equity interest in Sabal Palm's
  net loss                                   (8,914)           (12,970)

Net income                                 $ 78,389           $  5,528

Net income Allocated
  to the General Partners                  $    784           $     55

Net income Allocated
  to the Limited Partners                  $ 77,605           $  5,473

Net income Per Limited
  Partnership Interest
  (9,550 Units)                            $   8.13           $    .57

  See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1999
                          (Unaudited)

Cash Flows From Operating  Activities:
Net income                                                    $   75,151
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                                     204,965
Provision for doubtful accounts                                   (1,000)
Minority interest's share of Strawberry Fields
  Joint Venture's net income                                      26,776
Equity interest in Sabal Palm Joint
  Venture's net income                                           (32,118)
Changes in:
  Rent receivables                                                33,158
  Other assets                                                   (15,745)
  Escrow deposits                                                (22,950)
  Accounts payable
   and accrued expenses                                          138,931
  Due to affiliates                                                4,915
  Tenant security deposits                                        (6,263)
Net cash provided by operating activities                        405,820

Cash Flows From Investing Activities:
Capital expenditures                                             (23,516)
Distribution from Sabal Palm Joint Venture                        70,500
Net cash provided by investing activities                         46,984

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                             (152,160)
Cash used in financing activities                               (152,160)

Net increase in cash and cash equivalents                        300,644
Cash and cash equivalents at beginning
  of period                                                      752,613
Cash and cash equivalents at end of
  period                                                      $1,053,257

Supplemental disclosure of
  cash flow information:
  Cash paid for interest                                      $  456,603

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2000.

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

  Prior to the adoption of the liquidation basis of accounting, the Partnership recorded impairments to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at June 30, 2000, except as disclosed below.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 2000, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, which approximates fair value at June 30, 2000, (Note
2), assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

     Increase in real estate held for sale (a)            $1,656,422
     Decrease in value of real estate                         (1,524)
     Write-off of deferred rent receivable                   (14,240)
     Write-off of mortgage points                             (1,660)
     Increase in deferred gain on sale
       of real estate                                     (1,656,422)
     Estimated liquidation costs                            (189,875)

     Total adjustment to liquidation basis                $ (207,299)

  (a) Net of estimated closing costs.

  As of March 31, 2000, the Partnership adjusted its investment in real estate to an offer that was presented for the sale of Strawberry Fields. The effect of this adjustment was a reduction in the real estate held for sale of $78,000, and a reduction in the deferred gain on the sale of real estate of $78,000.

  As of June 30, 2000, the Partnership adjusted its investment in real estate to an offer that was presented for the sale of Raleigh Springs. The effect of this adjustment was a reduction in the real estate held for sale of $292,500, and a reduction in the deferred gain on the sale of real estate of $292,500.

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

  At June 30, 2000, the Preferential Distribution Deficiency equaled $13,023,815.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 2000 consist of the following:

                                           Interest          Date
                                 2000         Rate            Due
Raleigh Springs
  Marketplace                $ 4,620,344    (a)10%            10/00
Fortune Professional
  Building                       599,968    (b)7.75%          06/01
Strawberry Fields
     Shopping Center           5,208,672    (c)7%             04/02
                             $10,428,984


  Raleigh Springs Marketplace, Fortune Office Building and
Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  The carrying value of Raleigh at June 30, 2000 was approximately
$6,319,000.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at June 30, 2000 was 9.5% Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 1999, the Partnership was in violation of the debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 1999.

  In connection with a one year extension of the mortgage the Partnership made a $100,000 payment that was applied to principal reduction.

  The carrying value of Fortune at June 30, 2000 was approximately
$1,600,000.

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

  As of May 1, 2000, the Strawberry Fields lender extended under the current loan terms, the maturity of the mortgage loan for an additional two years.

  The carrying value of Strawberry Fields at June 30, 2000 was approximately $5,197,750.

  The Partnership is required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of $4,595,000 on October 1, 2000, Fortune Office Building in the amount of $546,000 on June 30, 2001 and for Strawberry Fields in the amount of $4,888,000 on April 1, 2002.

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 2000 and 1999 were as follows:
                                             2000       1999

  Management fees                          $ 63,024    $63,594
  Reimbursable office expenses               59,888     58,680

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates except for $10,872 for management fees, as of June 30, 2000. An amount of $35,700 was due to an affiliate at June 30, 2000, representing an advance made from BREF 5.

(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method.

The following are condensed financial statements for Sabal Palm:

                                          June 30,
                                             2000
Real estate held for sale                  $3,150,250
Other assets                                  126,596
                                            3,276,846

Mortgage note payable                      $3,088,992
Other liabilities                             101,951
                                            3,190,943

Net Assets in Liquidation                  $   85,903


                    For the six months ended

                                  (Liquidation      (Going Concern
                                     Basis)            Basis)
                                     June 30,         June 30,
                                      2000               1999
Rental income                         $319,607          $413,462
Other income                              (504)           43,926
                                       319,103           457,388
Mortgage and
  other interest                       139,823           148,859
Depreciation                                --            52,391
Operating and
 administrative expenses                99,300           187,802
                                       239,123           389,052

Net income                            $ 79,980          $ 68,336


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

  On August 7, 2000 the Partnership was given official notice that Walgreens will vacate the space prior to their lease termination of April 30, 2025 The General Partners are working to determine the most beneficial steps to be taken by the Partnership.

  In the fourth quarter of 1998, Sabal Palm recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for the Sabal Palm property. This allowance was allocated to the land and building based on the original acquisition percentages.

  In total, we received six offers on the Sabal Palm Square property from unaffiliated parties ranging in price from $2.5 million to $3.4 million. After negotiation the Partnership accepted the highest offer and completed negotiating the sale contract in June. The $3.4 sales price compares to the November, 1998 appraised value of $3.25 million. The current mortgage balance on the property is approximately $3.088 million. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period.

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

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at June 30, 2000 was 9.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan has been extended through June 30, 2001. In connection with a one year extension of the mortgage the Partnership made a $100,000 payment that was applied to principal reduction. The occupancy level at Fortune was 59 % at June 30, 2000 and 91% at June 30, 1999.

  The Partnership has been marketing this building for sale, however, real estate sales for similar properties located in the Albuquerque, NM area have been slow. In order to address this condition, the Partnership is marketing this property both through a local Albuquerque Grubb and Ellis office as well as through this firm's national network based in Chicago. Nonetheless, the Partnership has received only one offer on the property. After several rounds of negotiation, the price was ultimately increased to $1.4 million. This compares to the November, 1998 appraised value of $1.66 million and the current mortgage loan of $729,000. However, prior to the time that a contract was executed, the prospective purchaser backed away from the transaction.

  We believe that the potential purchaser's decision not to proceed to contract was in part due to the property's recent loss of a tenant representing approximately 20% of the building's occupancy. Further, until this large vacancy is filled with a new tenant(s), we believe it will be difficult to find a suitable offer. However, our intention is to simultaneously seek new tenants for the vacant spaces and to continue to market the property for sale.

  Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space has been leased to a carpet supplier. The occupancy rate at Raleigh was 93%, at June 30, 2000 and December 31, 1999.

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

  The Partnership has received three offers for the Raleigh Springs Market Place property. The prices ranged from $5.625 million to $6.2 million. The Partnership successfully negotiated an increase in the highest offer to $6.5 million and subsequently accepted this offer. The Partnership has executed the contract for sale. The $6.5 million sale price compares to the November, 1998 appraisal of $6.8 million and the current outstanding mortgage of $4.67 million. The buyer has a 45 day due diligence period during which it may formally accept or reject the sale. We are hopeful that the sale will be completed in the third quarter of the year.

  The Strawberry Fields Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The property has shown an improvement due to the occupancy increase from 85% at June 30, 1999 to 89% at June 30, 2000. The Strawberry Fields Joint Venture is aggressively marketing the vacant space having engaged a prominent local brokerage firm to assist the Strawberry Fields Joint Venture's on-site leasing representative in the marketing of the shopping center.

  On September 18, 1995, the Strawberry Fields Joint Venture notified the Strawberry Lender that it would exercise its option to extend the term of the Strawberry Fields loan from the original maturity of November 1, 1995 to December 1, 1998. The terms of the extension called for all provisions of the loan to remain the same except for an additional monthly principal payment of $12,500. Effective November 1, 1995, the Strawberry Joint Venture and the Strawberry Lender agreed to modify the loan by reducing the interest rate to 7.5% for November 1, 1995 through October 31, 1997 and by reducing the monthly principal payment to $12,000. As of November 1, 1997, the interest rate reverted to the original 9.0% rate.

  Effective October 1, 1998, the Strawberry Fields Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, May 1, 2000, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,208,672 at June 30, 2000.

  In the second and fourth quarters of 1998, the joint venture partnership recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These allowance were allocated to land and building based on the original acquisition percentages.

  We received three bids on the Strawberry Fields Shopping Center during the latter part of 1999. After negotiation the joint venture partnership accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequent to this deal falling away the joint venture partnership received another offer for $5.35 million. However, although the offer exceeds the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, is below the current mortgage balance of $5.209 million. The joint venture partnership accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the lender indicated that it would not extend the maturity. However, in the second quarter of this year, the joint venture partnership was successful in extending the loan for a two year period. This extension will allow us to continue to market the property and seek a greater sales price. We do not anticipate that the ultimate sales price will be significantly different than the offers received to date. The Partnership owns a 58% joint venture interest in this property.

  At Sabal Palm, the Partnership and its joint venture partner are working to improve the economic occupancy level of Sabal Palm which stood at 86% as of June 30, 2000. Although the Sabal Palm retail market appears to be overbuilt, the economic occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

  In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

  On August 7, 2000 the Partnership was given official notice that Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.

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

  In total, we have received six offers on the Sabal Palm Square property from unaffiliated parties ranging in price from $2.5 million to $3.4 million. After negotiation the Partnership accepted the highest offer and completed negotiating the sale contract in June. The $3.4 million sales price compares to the November, 1998 appraised value of $3.25 million. The current mortgage balance on the property is approximately $3.088 million. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period. The Partnership owns a 47% joint venture interest in this property.

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

  To date, over 250 potential purchasers have been contacted regarding the sale of the properties. Of those contacted, approximately 120 potential buyers have registered to receive packages on one or more of the assets. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation.

  As a result of this authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2000.

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

Results of Operations - Six months ended June 30, 2000 (Liquidation Basis) and the six months ended June 30, 1999 (Going Concern Basis)
  (Amounts rounded to 000's)

  The Partnership generated net income of $248,000 for the six months ended June 30, 2000 as compared to a net income of $75,000 for the same six month period in 1999. The $173,000 increase in net income resulted primarily from an $7,000 increase in rental income, and a $184,000 decrease in total expenses.

  Total income for the six months ended June 30, 2000 was approximately $1,158,000 as compared to $1,151,000 for the same six month period in 1999, an increase of primarily $7,000.

  For the six months ended June 30, 2000 total expenses were $897,000 as compared to $1,081,000 for the same six month period in 1999, a decrease of approximately $184,000. The $184,000 decrease in total expenses is primarily a result of a $205,000 decrease in depreciation expense due to liquidation basis, and a $20,000 decrease in interest expense primarily a result of the decrease in principal outstanding, which was partially offset by a $27,000 increase in general and administrative expense.

Results of Operations - Three Months Ended June 30, 2000
(Liquidation Basis) and the Three Months Ended June 30, 1999 (Going
Concern Basis)
  (Amounts rounded to 000's)

  The Partnership generated net income of $78,000 for the three months ended June 30, 2000 as compared to a net income of $6,000 for the same three month period in 1999. The $72,000 increase in net income resulted primarily from a $5,000 increase in rental and other tenant reimbursement income, and a decrease in total expenses of $71,000.

  Total income for the three months ended June 30, 2000 was $577,000 as compared to $572,000 for the same three month period in 1999, an increase of $5,000.

  For the three months ended June 30, 2000 total expenses were $466,00 as compared to $537,000 for the same three month period in 1999, a decrease of $71,000. The $71,000 decrease in total expenses resulted primarily from the Partnership's adoption of the liquidation basis of accounting in July 1999. Prior to the adoption of the liquidation basis of accounting depreciation was recorded on a straight line basis over the estimated economic lives of the properties. Upon the adoption of the liquidation basis of accounting, real estate held for sale was adjusted to estimated net realizable value and no depreciation expense has been recorded.

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

                              DATE: August 14, 2000


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: August 14, 2000