Form 10QSB
period 2000-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2000-11-14
CIK 736908

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

   For the quarterly period ended      September 30, 2000

                                or

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

          Consolidated Statement of Net Assets in Liquidation
          as of September 30, 2000 (Liquidation Basis) . . . . . . . . 4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2000 to
          September 30, 2000 (Liquidation Basis) . . . . . . . . . . . 5

          Consolidated Statements of Operations for the
          nine months ended September 30, 2000 (Liquidation
          Basis) and the period January 1, 1999 to July 12,
          1999 (Going Concern Basis) and July 13, 1999 to
          September 30, 1999 (Liquidation Basis) . . . . . . . . . . . 6

          Consolidated Statements of Operations for the
          three months ended September 30, 2000 (Liquidation
          Basis) and the period July 1, 1999 to July 12,
          1999 (Going Concern Basis) and July 13, 1999 to
          September 30, 1999 (Liquidation Basis) . . . . . . . . . . . 7

          Consolidated Statement of Cash Flows for the
          period January 1, 1999 to July 12, 1999 (Going
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

Item 6.   Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .29

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30

                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2000 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to September 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2000 (Liquidation Basis) and the period January 1, 1999 to July 12, 1999 (Going Concern Basis) and July 13, 1999 to September 30, 1999 (Liquidation Basis), and Consolidated Statements of Operations for the three months ended September 30, 2000 (Liquidation Basis) and the period July 1, 1999 to July 12, 1999 (Going Concern Basis) and July 13, 1999 to September 30, 1999 (Liquidation Basis), and Consolidated Statements of Cash Flows for the period January 1, 1999 to July 12, 1999 (Going Concern Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1999 Annual Report on Form 10-KSB.

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2000 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                              $13,116,750
Investment in Sabal
  Joint Venture (Note 6)                                    66,654
Cash and cash equivalents                                1,086,477
Tenant Receivables                                          86,143
Other Assets                                                49,140
Escrow Deposits                                             41,682

  Total Assets                                          14,446,846

LIABILITIES
Mortgage notes payable (Note 4)                         10,345,702
Accounts payable and accrued expenses                      306,593
Deferred gain on sale of real estate (Note 2)            1,285,922
Reserve for estimated costs during
  the period of liquidation (Note 2)                       189,875
Tenant security deposits                                    68,690
Due to affiliates                                            9,841

  Total Liabilities                                     12,206,623

MINORITY INTEREST IN
 STRAWBERRY JOINT VENTURE                                 (218,992)

Net Assets in Liquidation                              $ 2,459,215








  See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
             JANUARY 1, 2000 TO SEPTEMBER 30, 2000
                          (Unaudited)



Net assets at January 1, 2000
  (Liquidation Basis)                                   $2,110,441

Income from operations                                     348,774

Net assets in liquidation at
  September 30, 2000                                    $2,459,215









  See accompanying notes to consolidated financial statements.


             CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2000 (Liquidation Basis)
 and the period January 1, 1999 to July 12, 1999 (Going Concern
   Basis), and July 13, 1999 to September 30, 1999
                      (Liquidation Basis)
                          (Unaudited)
                                                                 (Going
                                  (Liquidation   (Liquidation    Concern
                                       Basis)        Basis)       Basis)
                                   Nine Months       Period       Period
                                       Ended     July 13, to   July 1, to
                                  September 30, September 30,    July 12,
                                        2000         1999          1999
INCOME
Rental                               $1,463,076     $ 320,232  $1,124,439
Interest                                 37,222         6,436      19,432
Other, primarily tenant
  expense reimbursements                229,966         2,455     207,038
  Total income                        1,730,264       329,123   1,350,909

EXPENSES
Interest                                669,240       158,033     538,962
Depreciation                                 --            --     239,233
Real estate taxes                       205,427        40,194     145,635
Repairs and maintenance                  44,472         9,611      33,680
Management fees (Note 5)                 99,159        18,809      77,431
Other property operating                 88,137        19,305      59,969
Provision for impairment                     --         8,664          --
General and administrative              242,013        20,713     191,511
  Total expenses                      1,348,448       275,329   1,286,421

Income before minority
  and equity interests                  381,816        53,794      64,488

Minority interest's
  share of Strawberry Fields
  Joint Venture's net income            (77,488)       (2,503)    (23,937)

Equity interest in Sabal
  Palm Joint Venture's
  net income (loss)                      44,446       (32,928)     26,189

Income before adjustment
  to liquidation basis                  348,774        18,363      66,740

Adjustment to liquidation
   basis                                     --      (405,775)         --

Net income (loss)                    $  348,774     $(387,412) $   66,740

Net income (loss) allocated
  to the General Partners            $    3,488     $  (3,874) $      667

Net income (loss) allocated
  to the Limited Partners            $  345,286     $(383,538) $   66,073

Net income (loss) per
  Limited Partnership
  Interest (9,550 units
  outstanding)                       $    36.16     $ (725.24) $      692





  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2000 (Liquidation Basis)
  and the period July 1, 1999 to July 12, 1999 (Going Concern
      Basis), and July 13, 1999 to September 30, 1999
                      (Liquidation Basis)
                          (Unaudited)
                                                                 (Going
                                  (Liquidation   (Liquidation    Concern
                                       Basis)        Basis)       Basis)
                                  Three Months      Period        Period
                                       Ended     July 13, to   July 1, to
                                  September 30, September 30,    July 12,
                                        2000         1999          1999
INCOME
Rental                                $ 482,459     $ 320,232   $ 163,848
Interest                                 13,375         6,436       2,477
Other, primarily tenant
  expense reimbursements                 75,852         2,455      33,379
  Total income                          571,686       329,123     199,704

EXPENSES
Interest                                221,184       158,032      71,201
Depreciation                                 --            --      34,268
Real estate taxes                        74,805        40,194      21,749
Repairs and maintenance                   8,434         9,611       2,003
Management fees (Note 5)                 32,220        18,809      10,124
Other property operating                 32,137        19,305       5,762
Provision for impairment                     --         8,664          --
General and administrative               82,602        20,714      59,918
  Total expenses                        451,382       275,329     205,025

Income before minority
  and equity interests                  120,304        53,794      (5,321)

Minority interest's
  share of Strawberry Fields
  Joint Venture's net income
  (loss)                                  6,856        (2,503)      2,839

Equity interest in Sabal
  Palm Joint Venture's
  net income                            (26,317)      (32,928)     (5,929)

Income (loss) before adjustment
  to liquidation basis                  100,843        18,363      (8,411)

Adjustment to liquidation
   basis                                     --      (405,775)         --

Net income (loss)                     $ 100,843     $(387,412)  $  (8,411)

Net income (loss) allocated
  to the General Partners             $   1,008     $  (3,874)  $     (84)

Net income (loss) allocated
  to the Limited Partners             $  99,835     $(383,538)  $  (8,327)

Net income (loss) per
  Limited Partnership
  Interest (9,550 units
  outstanding)                        $   10.45     $  (40.16)  $   (0.87)





  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENT OF CASH FLOWS
        For the period January 1, 1999 to July 12, 1999
                          (Unaudited)

Cash Flows From Operating  Activities:
Net income                                                    $   66,740
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation                                                     239,233
Provision for doubtful accounts                                     (400)
Minority interest's share of Strawberry Fields
  Joint Venture's net income                                      23,937
Equity interest in Sabal Palm Joint
  Venture's net income                                           (26,189)
Changes in:
  Rent receivable                                                 81,878
  Other assets                                                   (26,774)
  Escrow deposits                                                 (9,879)
  Accounts payable
   and accrued expenses                                           24,195
  Due to affiliates                                              (11,914)
  Tenant security deposits                                        (5,345)
Net cash provided by operating activities                        355,482

Cash Flows From Investing Activities:
Capital expenditures                                             (23,516)
Distribution from Sabal Palm Joint Venture                        67,680
Net cash provided by investing activities                         44,164

Cash Flows From Financing Activities:
Repayment of mortgage notes payable                             (173,143)
Cash used in financing activities                               (173,143)

Net increase in cash and cash equivalents                        226,503
Cash and cash equivalents at beginning
  of period                                                      752,613
Cash and cash equivalents at end of
  period                                                      $  979,116

Supplemental disclosure of
  cash flow information:
  Cash paid for interest                                      $  527,660

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2000.

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

  Prior to the adoption of the liquidation basis of accounting, the Partnership recorded impairments to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at September 30, 2000, except as disclosed below.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 2000, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, which approximates fair value at September 30, 2000, (Note 2), assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

  At September 30, 2000, the Preferential Distribution Deficiency equaled $13,262,565.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 2000 consist of the following:

                                           Interest              Date
                                 2000         Rate                Due
Raleigh Springs
  Marketplace                 $ 4,595,128     (a)10%             01/01
Fortune Professional
  Building                        585,382     (b)9.5%            06/01
Strawberry Fields
     Shopping Center            5,165,192     (c)7%              04/02
                              $10,345,702


  Raleigh Springs Marketplace, Fortune Office Building and
Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  The carrying value of Raleigh at September 30, 2000 was approximately $6,319,000.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at September 30, 2000 was 9.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 1999, the Partnership was in violation of the debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 1999.

  In connection with a one year extension of the mortgage the Partnership made a $100,000 payment that was applied to principal reduction.

  The carrying value of Fortune at September 30, 2000 was approximately $1,600,000.

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

  As of May 1, 2000, the Strawberry Fields lender extended, under the current loan terms, the maturity of the mortgage loan for an additional two years.

  The carrying value of Strawberry Fields at September 30, 2000 was approximately $5,197,750.

  The Partnership is required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of $4,569,000 on January 2, 2001, Fortune Office Building in the amount of $546,000 on June 30, 2001 and for Strawberry Fields in the amount of $4,888,000 on April 1, 2002.

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the nine months ended September 30, 2000 and 1999 were as follows:
                                             2000       1999

  Management fees                          $ 93,878    $90,400
  Reimbursable office expenses               98,865     89,824

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates except for $9,841 for management fees, as of September 30, 2000.

(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method.

The following are condensed financial statements for Sabal Palm:

                                          September 30,
                                              2000
Real estate held for sale                  $3,257,500
Other assets                                  203,518
                                            3,461,018

Mortgage note payable                      $3,079,304
Other liabilities                             236,227
                                            3,315,531

Net Assets in Liquidation                  $  145,487

                            (Liquidation    (Liquidation     (Going
                              Basis)           Basis)   Concern Basis)
                           For the Nine       Period        Period
                           Months Ended      July 13, to January 1,
                            September 30,   September 30, to July 12,
                                 2000           1999         1999
Rental income                  $421,153       $ 86,942     $456,740
Other income                     43,595         10,658       52,694
                                464,748         97,600      509,434
Mortgage and
  other interest                210,177         48,018      173,479
Depreciation                         --             --       61,065
Adjustment to Liquidation            --         49,166           --
Operating and
 administrative expenses        160,006         70,536      219,169
                                370,183        167,720      453,713

Net income (loss)              $ 94,565       $(70,120)    $ 55,721


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

  In the first quarter of 1998, Sabal Palm became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

  On August 7, 2000 Sabal Palm was given official notice that
Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.

  In the fourth quarter of 1998, Sabal Palm recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for the Sabal Palm property. This allowance was allocated to the land and building based on the original acquisition percentages.

  In total, Sabal Palm has received six offers on the property from unaffiliated parties ranging in price from $2.5 million to $3.4 million. After negotiation the Sabal Palm accepted the highest offer and completed negotiating the sale contract in June. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period.

  In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The new sale price is $3,360,000. The $3.36 million sales price compares to the November, 1998 appraised value of $3.25 million. The current mortgage balance on the property is approximately $3.079 million. The potential purchaser has a 60 day due diligence period.

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

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at September 30, 2000 was 9.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan has been extended through June 30, 2001. In connection with a one year extension of the mortgage the Partnership made a $100,000 payment that was applied to principal reduction. The occupancy level at Fortune was 59% at September 30, 2000 and 95% at September 30, 1999.

  The Partnership has been marketing this building for sale, however, real estate sales for similar properties located in the Albuquerque, NM area have been slow. In order to address this condition, the Partnership is marketing this property both through a local Albuquerque Grubb and Ellis office as well as through this firm's national network based in Chicago. Nonetheless, the Partnership has received only one offer on the property. After several rounds of negotiation, the price was ultimately increased to $1.4 million. This compares to the November, 1998 appraised value of $1.66 million and the current mortgage loan of $585,000. However, prior to the time that a contract was executed, the prospective purchaser backed away from the transaction.

  The Partnership believes that the potential purchaser's decision not to proceed to contract was in part due to the property's recent loss of a tenant representing approximately 20% of the building's occupancy. Further, until this large vacancy is filled with a new tenant(s), the Partnership believes it will be difficult to find a suitable offer. However, our intention is to simultaneously seek new tenants for the vacant spaces and to continue to market the property for sale.

  Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space has been leased to a carpet supplier. The occupancy rate at Raleigh was 88%, at September 30, 2000 and 93% at December 31, 1999.

  In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments were based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments with the final payment due on October 1, 2000. On August 31, 2000 the lender agreed to forbear enforcing its right to payment in full of this loan on October 1, 2000 provided lender receives a $1,000 extension fee. This agreement shall terminate and the referenced loan will be due and payable in full upon the earlier of the following: 1) The property is sold to Insignia or another buyer; 2) A refinance is closed with another lender; or 3) the second day of January, 2001. The Partnership is current on its mortgage payments for the Raleigh Springs loan.

  The Partnership has received three offers for the Raleigh Springs Market Place property. The prices ranged from $5.625 million to $6.2 million. The Partnership successfully negotiated an increase in the highest offer to $6.5 million and subsequently accepted this offer. The Partnership has executed the contract for sale. The $6.5 million sale price compares to the November, 1998 appraisal of $6.8 million and the current outstanding mortgage of $4.67 million. The buyer has a 45 day due diligence period during which it may formally accept or reject the sale. Late in the third quarter the Partnership received notice that the potential purchaser has terminated the contract. However, the Partnership continues to negotiate with this potential purchaser.

  The Strawberry Fields Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The occupancy rate at September 30, 2000 is 89% compared to 92% at September 30, 1999. The Strawberry Fields Joint Venture is aggressively marketing the vacant space having engaged a prominent local brokerage firm to assist the Strawberry Fields Joint Venture's on-site leasing representative in the marketing of the shopping center.

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

  Effective October 1, 1998, the Strawberry Fields Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, May 1, 2002, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,165,192 at September 30, 2000.

  In the second and fourth quarters of 1998, the joint venture partnership recorded impairments of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These allowance were allocated to land and building based on the original acquisition percentages.

  The Partnership received three bids on the Strawberry Fields Shopping Center during the latter part of 1999. After negotiation the joint venture partnership accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequent to this deal falling away the joint venture partnership received another offer for $5.35 million. However, although the offer exceeds the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, was below the mortgage balance at the time. The joint venture partnership accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the lender indicated that it would not extend the maturity. However, in the second quarter of this year, the joint venture partnership was successful in extending the loan for a two year period. This extension will allow us to continue to market the property and seek a greater sales price. We do not anticipate that the ultimate sales price will be significantly different than the offers received to date. The Partnership owns a 58% joint venture interest in this property.

  At Sabal Palm, the Partnership and its joint venture partner are working to improve the economic occupancy level of Sabal Palm which stood at 86% as of September 30, 2000. Although the Sabal Palm retail market appears to be overbuilt, the economic occupancy level of the building has stayed relatively constant and it has generated positive cash flow since its acquisition in 1986.

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

  In total, Sabal Palm has received six offers on the property from unaffiliated parties ranging in price from $2.5 million to $3.4 million. After negotiation the Sabal Palm joint venture accepted the highest offer and completed negotiating the sale contract in June. The buyer had a 60 day due diligence period. The buyer terminated the contract withing the due diligence period.

  In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The new sale price is $3,360,000. The $3.36 million sales price compares to the November, 1998 appraised value of $3.25 million. The current mortgage balance on the property is approximately $3.079 million. The potential purchaser has a 60 day due diligence period.

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

  As a result of this authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2000.

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

Results of Operations - Nine months ended September 30, 2000
(Liquidation Basis) and the period January 1 to July 12, 1999

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

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

                              DATE: November 14, 2000


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: November 14, 2000