Form 10QSB/A
period 2000-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2000-11-17
CIK 736908

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                   FORM 10-QSB/A - AMENDMENT 1

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

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


             CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2000 (Liquidation Basis)
 and the period January 1, 1999 to July 12, 1999 (Going Concern
   Basis), and July 13, 1999 to September 30, 1999
                      (Liquidation Basis)
                          (Unaudited)
                                                                 (Going
                                  (Liquidation   (Liquidation    Concern
                                       Basis)        Basis)       Basis)
                                   Nine Months       Period       Period
                                       Ended     July 13, to   July 1, to
                                  September 30, September 30,    July 12,
                                        2000         1999          1999
INCOME
Rental                               $1,463,076     $ 320,232  $1,124,439
Interest                                 37,222         6,436      19,432
Other, primarily tenant
  expense reimbursements                229,966         2,455     207,038
  Total income                        1,730,264       329,123   1,350,909

EXPENSES
Interest                                669,240       158,034     538,962
Depreciation                                 --            --     239,233
Real estate taxes                       205,427        40,194     145,635
Repairs and maintenance                  44,472         9,611      33,680
Management fees (Note 5)                 99,159        18,809      77,431
Other property operating                 88,137        19,305      59,969
Provision for impairment                     --         8,664          --
General and administrative              242,013        20,713     191,511
  Total expenses                      1,348,448       275,330   1,286,421

Income before minority
  and equity interests                  381,816        53,793      64,488

Minority interest's
  share of Strawberry Fields
  Joint Venture's net income            (77,488)       (2,502)    (23,937)

Equity interest in Sabal
  Palm Joint Venture's
  net income (loss)                      44,446       (32,928)     26,189

Income before adjustment
  to liquidation basis                  348,774        18,363      66,740

Adjustment to liquidation
   basis                                     --      (405,775)         --

Net income (loss)                    $  348,774     $(387,412) $   66,740

Net income (loss) allocated
  to the General Partners            $    3,488     $  (3,874) $      667

Net income (loss) allocated
  to the Limited Partners            $  345,286     $(383,538) $   66,073

Net income (loss) per
  Limited Partnership
  Interest (9,550 units
  outstanding)                       $    36.16     $ (725.24) $      692





  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2000 (Liquidation Basis)
  and the period July 1, 1999 to July 12, 1999 (Going Concern
      Basis), and July 13, 1999 to September 30, 1999
                      (Liquidation Basis)
                          (Unaudited)
                                                                 (Going
                                  (Liquidation   (Liquidation    Concern
                                       Basis)        Basis)       Basis)
                                  Three Months      Period        Period
                                       Ended     July 13, to   July 1, to
                                  September 30, September 30,    July 12,
                                        2000         1999          1999
INCOME
Rental                                $ 482,459     $ 320,232   $ 163,848
Interest                                 13,375         6,436       2,477
Other, primarily tenant
  expense reimbursements                 75,852         2,455      33,379
  Total income                          571,686       329,123     199,704

EXPENSES
Interest                                221,184       158,034      71,201
Depreciation                                 --            --      34,268
Real estate taxes                        74,805        40,194      21,749
Repairs and maintenance                   8,434         9,611       2,003
Management fees (Note 5)                 32,220        18,809      10,124
Other property operating                 32,137        19,305       5,762
Provision for impairment                     --         8,664          --
General and administrative               82,602        20,714      59,918
  Total expenses                        451,382       275,330     205,025

Income before minority
  and equity interests                  120,304        53,793      (5,321)

Minority interest's
  share of Strawberry Fields
  Joint Venture's net (income)
  loss                                  (26,317)       (2,502)      2,839

Equity interest in Sabal
  Palm Joint Venture's
  net loss (income)                       6,856       (32,928)     (5,929)

Income (loss) before adjustment
  to liquidation basis                  100,843        18,363      (8,411)

Adjustment to liquidation
   basis                                     --      (405,775)         --

Net income (loss)                     $ 100,843     $(387,412)  $  (8,411)

Net income (loss) allocated
  to the General Partners             $   1,008     $  (3,874)  $     (84)

Net income (loss) allocated
  to the Limited Partners             $  99,835     $(383,538)  $  (8,327)

Net income (loss) per
  Limited Partnership
  Interest (9,550 units
  outstanding)                        $   10.45     $  (40.16)  $   (0.87)





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