Form 10KSB
period 2000-12-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2001-05-10
CIK 736908

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X]     Annual Report Under Section 13 or 15(d) of the Securities
        Exchange Act of  1934

   For the fiscal year ended   December 31, 2000

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

Securities registered pursuant to Section 12(b)of the Exchange Act:

   Title of each class                Name of each exchange on
                                          which registered
              None                              None

Securities registered pursuant to Section 12(g)of the Exchange Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year $2,290,307.

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

                 BRAUVIN REAL ESTATE FUND L.P. 4
                  2000 FORM 10-KSB ANNUAL REPORT
                              INDEX

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

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . .27

Item 12.  Certain Relationships and Related Transactions . . . . . . .28

Item 13.  Exhibits, Consolidated Financial Statements and
          Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .29

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30


                             PART I

Item 1.   Description of Business.

   Brauvin Real Estate Fund L.P. 4 (the "Partnership") is a Delaware limited partnership formed in April 1984 for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. At December 31, 2000, the Partnership had two rental properties, a 58% interest in a joint venture which owns a third rental property and a 47% interest in a joint venture which owns a fourth rental property.

   The General Partners originally intended to dispose of the Partnership's properties approximately five to eight years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties are located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions. In 1998, the General Partners notified the Limited Partners that they were exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm is assisting the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

   The General Partners have determined to pursue the disposition of the Partnership's assets. In 1999, the Partnership solicited and received the votes of the Limited Partners to approve a sale of all the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.

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

   The limited partnership agreement (the "Agreement") provides that the Partnership shall terminate December 31, 2010, unless sooner terminated. The General Partners shall in no event dispose of the properties after that date.

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

   Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Average rental rates for non-anchor tenants, expressed per square foot per year, have fallen at the Memphis, Tennessee, Raleigh Square property from approximately $12.00 per square foot in 1993 to approximately $11.04 per square foot in 2000. The Albuquerque, New Mexico office market strengthened a bit over the last two years. Average rental rates at the Fortune property have increased during this period from $10.16 per square foot in 1995 to $15.30 per square foot in 2000. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have decreased from approximately $10.88 per square foot in 1995 to $8.48 per square foot in 2000. At Strawberry Fields in West Palm Beach, Florida, the average spot rental rates have declined from approximately $12.21 per square foot in 1993 to approximately $6.91 per square foot in 2000.

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

   As of December 31, 2000, the Partnership owned the properties described below:

(a) Raleigh Springs Marketplace ("Raleigh Springs")

   On June 26, 1985, the Partnership acquired Raleigh Springs, an approximately 114,000 square foot community shopping center located in Memphis, Tennessee. Raleigh Springs was constructed in two phases. Phase I was completed during 1984 and Phase II was completed in 1985. Raleigh Springs was 82% occupied at December 31, 2000. The national anchor tenant is Toys "R" Us.

   The Partnership purchased Raleigh Springs for $7,486,800, consisting of $2,300,000 in cash at closing (plus or minus prorations) and the assumption of an existing first mortgage loan on Phase I of $5,186,800. In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). The interest rate was reduced from 12.75% to 10.00% effective October 1992. The Modified Loan included the August, September and October 1992 mortgage payments. Since November 1992 and through September 1999, principal and interest payments were based on a 25-year
amortization schedule.   The Partnership negotiated a extension of
the terms of the mortgage on Raleigh Springs on August 26, 1999 and again on August 31, 2000. The mortgage has been extended through April 1, 2001. Subsequent to the end of the year the Partnership obtained a one year extension on the mortgage. The outstanding mortgage balance encumbered by the property was $4,569,276 at December 31, 2000.

   The occupancy rate and average annual base rent per square foot at December 31, 2000 and 1999 were as follows:

                                      2000      1999
 Occupancy Rate                       82%       93%
 Average Annual Base
    Rent Per Square Foot              $8.44    $8.16

 Raleigh Springs has one tenant which occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2000:

                          Annual      Lease
               Square      Base    Expiration   Renewal        Nature of
Tenant          Feet       Rent      Date       Options        Business
Toys "R" Us    36,416    $218,496   10/2017    10/5 yrs ea.   Toy Store
Others         57,487     634,788   Various     Various
Vacant         20,367          --
              114,270    $853,284

   T.J. Maxx, a former anchor tenant, vacated its space in January 1996 but continued to pay rent through its lease expiration, March 31, 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J. Maxx space. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. Due to the vacancy cash flow from Raleigh Springs has decreased. Management of the Partnership continues to actively market this space to alleviate this situation.

   In 2000, The Partnership received three offers for the Raleigh property. The offers ranged from $5.625 million to $6.2 million. The Partnership successfully negotiated an increase in the highest offer to $6.5 million and subsequently accepted this offer. The Partnership executed the contract for sale. The buyer had a 45 day due diligence period during which it could formally accept or reject the sale. Late in the third quarter the Partnership received notice that the potential purchaser terminated the contract. After extensive negotiation, the contract was reinstated at $5,835,000. However, the potential purchaser again rejected the contract in March, 2001. It is likely the Partnership will commence legal action against the potential purchaser to seek collection of certain earnest money related to the contract. The property is again being marketed for sale. This offer was assessed by management as an estimate of net realizable value on December 31, 2000.

(b) Fortune Professional Building ("Fortune")

   On September 15, 1985, the Partnership acquired an 80% equity interest in Fortune, a two-story, approximately 28,000 square foot office building located in Albuquerque, New Mexico. The Partnership purchased its 80% equity interest in Fortune for $1,888,000, consisting of approximately $768,000 in cash at closing and the assumption of 80% of the existing $1,400,000 first mortgage loan obtained from United of Omaha Life Insurance Company.

   On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000, secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 2000 was 9.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. In 2000, the Partnership repaid principal in the amount of $158,344. The Replacement Loan matures on June 30, 2001 at which time a balloon mortgage payment in the amount of approximately $546,486 will be due. The outstanding balance of the Replacement Loan was $570,796 at December 31, 2000.

   As of December 31, 2000, the Partnership was in violation of the debt service coverage ratio. Subsequent to year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 2000.

   Fortune was 56% occupied at December 31, 2000. Management of the Partnership is actively marketing the vacant space. Based on management's best estimates, real estate held for sale was reduced to approximately $1.3 million due in part to a decline in occupancy.

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

   The occupancy rate and average annual base rent per square foot at December 31, 2000 and 1999 were as follows:

                                     2000     1999
  Occupancy Rate                      56%      89%
  Average Annual Base
    Rent Per Square Foot          $11.75   $12.14

   Fortune has no tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2000:

                                 Annual   Lease
                      Square     Base    Expiration  Renewal
Tenant                 Feet      Rent       Date      Options
Others               16,450    $251,664    Various    Various
Vacant               13,050          --
                     29,500    $251,664


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

   Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, April 1, 2002, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period. The outstanding mortgage balance encumbered by the property was $5,120,947 at December 31, 2000.

   Strawberry Fields is a neighborhood retail development constructed on an 11.87 acre site in 1985. Strawberry Fields was initially anchored by Florida Choice, a combination food, drug and general merchandise chain. In 1987, the Kroger Company ("Kroger") purchased Family Mart, the original lessee, and renamed the store. Kroger then closed the Florida Choice store in November 1988; however, the original lease terms remained in effect and Kroger continued to pay rent. Although Kroger is obligated to continue to pay rent through March 31, 2005, the Strawberry Joint Venture located and approved a sublease for a replacement tenant, Syms, a national discount clothing retailer, to sublease the space for the remainder of the original lease term. Strawberry Fields' main building contains 103,614 square feet of retail space and is complemented by two outparcel sites plus an older 5,400 square foot Uniroyal tire and automotive outlet. The outparcel sites are leased to Taco Bell, a division of Tricon Global, and Flagler National Bank. Strawberry Fields was 89% occupied at December 31, 2000.

   The Partnership received three bids on Strawberry Fields during the latter part of 1999. After negotiation the Joint Venture accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequent to this deal falling away the Joint Venture received another offer for $5.35 million. However, although the offer exceeded the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, was below the mortgage balance at the time. The Strawberry Joint Venture accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the Strawberry Lender indicated that it would not extend the maturity. However, in the second quarter of 2000, the Strawberry Joint Venture was successful in extending the loan for a two year period. This extension allows the Partnership to continue to market the property and seek a greater sales price. This $5.35 million offer was assessed by management as an estimate of net realizable value at December 31, 2000.

   In 2001, the Partnership received an offer to purchase
Strawberry Fields for approximately $5.6 million. In addition, the Partnership received notice that Syms plans to exercise its right of first refusal for the $5.6 million sale price.

   The Partnership is currently negotiating a purchase contract with this potential purchaser. The Partnership anticipates that the potential closing will be in the second quarter of 2001.

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

   The occupancy rate and average annual base rent per square foot at December 31, 2000 and 1999 were as follows:

                                      2000    1999

  Occupancy Rate                       89%     91%
  Average Annual Base
    Rent Per Square Foot              $6.91   $7.42


   Strawberry Fields has one tenant which occupies ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2000:

                       Annual               Lease
                       Square     Base   Expiration   Renewal    Nature of
Tenant                  Feet      Rent       Date     Options    Business
Florida Choice (1)
(sublet by Syms)       54,300    $380,100   3/2005   8/5 yrs ea.  Discount
                                                                  Clothing
Others                 45,756     315,955   Various    Various
Vacant                 12,358          --
                      112,414    $696,055

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

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,068,630 at December 31, 2000.

   Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn Dixie food store and Walgreens. Winn Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm had an 86% economic occupancy at December 31, 2000.

   In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

   On August 7, 2000, Sabal Palm was given official notice that Walgreens will vacate the space prior to its termination of the lease in April 30, 2025. The General Partners are working to determine the most beneficial steps to be taken by the Partnership.


   The occupancy rate and average annual base rent per square foot at December 31, 2000 and 1999 were as follows:

                                     2000           1999
 Occupancy Rate                       86%            81%

 Average Annual Base
    Rent Per Square Foot            $5.11          $6.43

   Sabal Palm has two tenants which individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2000:

                   Annual    Lease
                   Square    Base   Expiration   Renewal   Nature of
Tenant              Feet     Rent      Date      Options    Business
Winn-Dixie        41,983   $142,404   4/2005   5/5 yrs ea.  Food Store
Walgreens         13,000     81,252   4/2025   2/5 yrs ea.  Drug Store
Others            21,925    185,846   Various    Various
Vacant            12,025         --
                  88,933   $409,502


   In total, Sabal Palm has received six offers on the property from unaffiliated parties ranging in price from $2.5 million to $3.4 million. After negotiation Sabal Palm accepted the highest offer and completed negotiating the sale contract in June 2000. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period.

   In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The new sale price is $3,360,000. The $3.36 million proposed sales price exceeded the November, 1998 appraised value of $3.25 million. The potential purchaser had a 60 day due diligence period. This buyer also terminated the contract within the due diligence period. This $3.36 million offer was assessed by management as an estimate of net realizable value on December 31, 2000.

   As a result of the two dark anchor spaces representing more than 55,000 square feet of space or 62% of the property this center has proved very difficult to sell. The Partnership is continuing to market this property for sale. In addition, the Partnership is reviewing a number of potential possibilities to sublease either or both of the dark anchors. However, Winn-Dixie and Walgreens have been selective in their review of potential subtenants so as to restrict potential competition.


   The Partnership's management determined that the events and changes in circumstances did not indicate a change in the carrying value of the asset.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   None.

                             PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 2000, there were approximately 662 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There were no cash distributions to Limited Partners in 2000 and 1999.

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

   Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 2000 was 9.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. In 2000, the Partnership repaid principal in the amount of $158,344. The Replacement Loan has been extended through June 30, 2001. The occupancy level at Fortune at December 31, 2000 was 56%, compared to 89% at December 31, 1999.

   Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. The occupancy rate at Raleigh at December 31, 2000 was 82%, compared to 93% at December 31, 1999.

   In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments were based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments. The Partnership negotiated an extension of the terms of the mortgage on August 26, 1999 and August 30, 2000. The mortgage has been extended through April 1, 2002. The Partnership is current on its mortgage payments for the Raleigh Springs loan.

   In 2000, The Partnership received three offers for the Raleigh property. The offers ranged from $5.625 million to $6.2 million. The Partnership successfully negotiated an increase in the highest offer to $6.5 million and subsequently accepted this offer. The Partnership executed the contract for sale. The buyer had a 45 day due diligence period during which it could formally accept or reject the sale. Late in the third quarter the Partnership received notice that the potential purchaser terminated the contract. After extensive negotiation, the contract was reinstated at $5,835,000. However, the potential purchaser again rejected the contract in March, 2001. It is likely the Partnership will commence legal action against the potential purchaser to seek collection of certain earnest money related to the contract. The property is again being marketed for sale. This offer was assessed by management as an estimate of net realizable value on December 31, 2000.

   The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center. The occupancy rate at Strawberry Fields at December 31, 2000 was 89%, compared to 91% at December 31, 1999.

   Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, April 1, 2002, the interest rate was reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period.

   In the second and fourth quarters of 1998, the Partnership recorded an impairment of $1,564,101 and $504,935, respectively, related to other than temporary declines in the value of real estate for the Strawberry Fields property. These impairments were allocated to land and building based on the original acquisition percentages.

   The Partnership received three bids on Strawberry Fields during the latter part of 1999. After negotiation the Joint Venture accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequent to this deal falling away the Joint Venture received another offer for $5.35 million. However, although the offer exceeded the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, was below the mortgage balance at the time. The Strawberry Joint Venture accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the Strawberry Lender indicated that it would not extend the maturity. However, in the second quarter of 2000, the Strawberry Joint Venture was successful in extending the loan for a two year period. This extension allows the Partnership to continue to market the property and seek a greater sales price. This $5.35 million offer was assessed by management as an estimate of net realizable value at December 31, 2000.

   In 2001, the Partnership received an offer to purchase
Strawberry Fields for approximately $5.6 million. In addition, the Partnership received notice that Syms plans to exercise its right of first refusal for the $5.6 million sales price.

   The Partnership is currently negotiating a purchase contract with this potential purchaser. The Partnership anticipates that the potential closing will be in the second quarter of 2001.

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

   In total, Sabal Palm has received six offers on the property from unaffiliated parties ranging in price from $2.5 million to $3.4 million. After negotiation Sabal Palm accepted the highest offer and completed negotiating the sale contract in June 2000. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period.

   In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The new sale price is $3,360,000. The $3.36 million proposed sales price exceeded the November, 1998 appraised value of $3.25 million. The potential purchaser had a 60 day due diligence period. This buyer also terminated the contract within the due diligence period. This $3.36 million offer was assessed by management as an estimate of net realizable value on December 31, 2000.

   As a result of the two dark anchor spaces representing more than 55,000 square feet of space or 62% of the property this center has proved very difficult to sell. The Partnership is continuing to market this property for sale. In addition, the Partnership is reviewing a number of potential possibilities to sublease either or both of the dark anchors. However, Winn-Dixie and Walgreens have been selective in their review of potential subtenants so as to restrict potential competition.

   The Partnership's management determined that the events and changes in circumstances did not indicate a change in the carrying value of the asset.

   In 1998, the General Partners notified the Limited Partners that they will explore various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm is assisting the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

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

   As a result of this authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2000.

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

Results of Operations for the year ended December 31, 2000
(Liquidation Basis) and the period January 1, 1999 thru July 12,
1999 (Going Concern Basis) and July 13, 1999 thru December 31, 1999 (Liquidation Basis)

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

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

   The Partnership generated net income of $139,000 for the year ended December 31, 2000 as compared to a net loss of $93,000 for the same period in 1999. The $232,000 increase in net income is primarily a result of the adoption of the liquidation basis of accounting in 1999.

   Total income for the year ended December 31, 2000 was $2,290,000 as compared to $2,221,000 for the same period in 1999.
The $69,000 increase in total income was primarily a result of a $70,000 increase in other income. Other income increased as a result of an increase in tenant expense reimbursements.

   Total expenses for the year ended December 31, 2000 were $1,809,000 as compared to $2,027,000 for the same period in 1999. The $218,000 decrease in total expense was primarily a result of the cessation of depreciation expense in 1999 as a result of the adoption of the liquidation basis of accounting.

Results of Operations for the period January 1, 1999 to July 12,
1999 (Going Concern Basis) and July 13, 1999 thru December 31, 1999 (Liquidation Basis)

   As discussed above the Partnership adopted the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

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

  Mr. Jerome J. Brault . . . . . . . .Chairman of the Board of Directors,
                                                   Director and President

  Mr. James L. Brault. . . . . . . . . . . . Vice President and Secretary

  Mr. Thomas E. Murphy . . . . . . . . . . . . . . . . . . Treasurer and
                                                  Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 67) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C.
Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 40) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Real Estate Funds, L.L.C., Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. THOMAS E. MURPHY (age 34) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

  The General Partners received an allocation of the Partnership's net income or loss for 2000 and 1999.

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

Item 13. Exhibits, Consolidated Financial Statements and Reports on Form 8-K.

(a)    The following documents are filed as part of this report:

         (1) (2) Consolidated Financial Statements. (See Index to Consolidated Financial Statements filed with this annual report).

         (3) Exhibits required by the Securities and Exchange Commission Regulation S-B Item 601:

               Exhibit No.    Description
                *3.(a)        Restated Limited Partnership
                              Agreement
                *3.(b)        Articles of Incorporation of Brauvin
                              Ventures, Inc.
                *3.(c)        By-Laws of Brauvin Ventures, Inc.
                *3.(d)        Amendment to the Certificate of
                              Limited Partnership of the
                              Partnership
                *10.(a)       Escrow Agreement
                *10.(b)(1)    Management Agreement
                 21.          Subsidiaries of the registrant
                *28.          Pages 10-15, A-9 to A-12 and A-14 to
                              A-17 of the Partnership's Prospectus
                              and the Agreement dated March 1,
                              1985, as supplemented.

  * Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 2-88609) on Form S-11 filed under the Securities Act of 1933.

(b) No portions of the annual report have been incorporated by reference in this Form 10-KSB.

(c) Form 8-K. None

(d) An annual report for the fiscal year 2000 will be sent to the Limited Partners subsequent to this filing.

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





Dated: May 9, 2001

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . .   F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2000 . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statement of Changes in Net Assets
in Liquidation (Liquidation Basis) for the year
ended December 31, 2000 . . . . . . . . . . . .. . . . . . . . . .   F-4

Consolidated Statements of Operations for the year
ended December 31, 2000 (Liquidation Basis), July 13,
1999 to December 31, 1999 (Liquidation Basis), and
January 1, 1999 to July 12, 1999 (Going Concern Basis). . . . . . .  F-5

Notes to Consolidated Financial Statements . . . . . . . . . . . .   F-6

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.

                  INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 4, as of December 31, 2000, and for the years ended December 31, 2000 and 1999 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 4 and subsidiary at December 31, 2000, and the results of their operations for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche

Chicago, Illinois
April 23, 2001

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                       DECEMBER 31, 2000



ASSETS

Real estate held for sale                              $12,079,375
Investment in Sabal
  Joint Venture (Note 7)                                    88,041
Cash and cash equivalents                                1,052,381
Tenant receivables                                         111,189
Escrow deposits                                              7,257
Other assets                                                22,547

  Total Assets                                          13,360,790

LIABILITIES
Mortgage notes payable (Note 4)                         10,261,019
Accounts payable and accrued expenses                      235,727
Deferred gain on sale of real estate (Note 2)              545,922
Reserve for estimated costs during
  the period of liquidation (Note 2)                       189,875
Tenant security deposits                                    69,565
Due to affiliates                                            7,607

  Total Liabilities                                     11,309,715

MINORITY INTEREST IN
 STRAWBERRY JOINT VENTURE                                 (198,580)

Net Assets in Liquidation                              $ 2,249,655









  See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS) FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE
           PERIOD JULY 13, 1999 TO DECEMBER 31, 1999



Net assets at July 13, 1999                             $2,270,262

Income from operations                                      47,478

Adjustment to liquidation basis                           (207,299)

Net assets in liquidation at                             2,110,441
  January 1, 2000

Income from operations                                     139,214

Net assets in liquidation at
  December 31, 2000                                     $2,249,655










       See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Liquidation    (Liquidation     (Going
                              Basis)         Basis)     Concern Basis)
                             Year Ended   July 13, 1999    January 1,
                            December 31,  to December 31,  1999 to
                               2000           1999       July 12, 1999
INCOME
Rental (Note 6)             $ 1,919,749    $ 811,679    $ 1,124,439
Interest                         51,646       16,558         19,432
Other, primarily
  expense reimbursements        318,912       41,739        207,038
            Total income      2,290,307      869,976      1,350,909

EXPENSES
Interest                        888,658      383,631        538,962
Depreciation                         --           --        239,233
Real estate taxes               273,462      120,187        145,635
Repairs and maintenance          73,513       29,021         33,680
Management fees (Note 5)        127,116       49,063         77,431
Other property operating        117,808       50,809         59,969
General and administrative      328,405      108,026        191,511
            Total expenses    1,808,962      740,737      1,286,421

Income before minority
  and equity interests
  in joint ventures             481,345      129,239         64,488

Minority interest's
  share of Strawberry Joint
  Venture's net income          (97,899)     (32,203)       (23,937)

Equity interest in Sabal
  Palm Joint Venture's
  net income (loss)              53,143      (49,558)        26,189

Income before adjustment
  to liquidation basis          436,589       47,478         66,740

Adjustment to liquidation
              basis            (297,375)    (207,299)            --

Net income (loss)             $ 139,214   $ (159,821)   $    66,740

Net income (loss) allocated to:
  General Partners            $   1,392   $   (1,598)   $       667
  Limited Partners            $ 137,822   $ (158,223)   $    66,073

Net income (loss) per Limited
 Partnership Interest (9,550
  units outstanding)          $   14.43   $   (16.57)   $      6.92

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Management's Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2000.

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

   Prior to the adoption of the liquidation basis of accounting, the Partnership recorded impairments to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 1999, except as disclosed below.

   In the second and fourth quarters of 1999, the Partnership recorded an impairment of $1,564,101 and $504,935, respectively, related to an other than temporary decline in the value of real estate for Strawberry Fields. These impairments have been allocated to land and building based on the original acquisition percentages.

   Subsequent to the adoption of the liquidation basis of accounting (see Note 2), the Partnership adjusted its investments in real estate to estimated net realizable value, which is recorded as real estate held for sale. Additionally, the Partnership suspended recording any further depreciation expense.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2000, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, which approximates fair value at December 31, 2000, (Note 2), assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

   Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 are required to be adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have a material impact on the financial position, results of operations and cash flows of the Partnership.

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

  As of June 30, 2000, the Partnership adjusted its investment in real estate to an offer that was presented for the sale of Raleigh Springs. The effects of this adjustment were reductions in the real estate held for sale and the deferred gain on the sale of real estate of $292,500.

  As of December 31, 2000, the Partnership further adjusted its investment in real estate to an offer that was presented for the sale of Raleigh Springs. The effects of this adjustment were reductions in the real estate held for sale and the deferred gain on the sale of real estate of $740,000.

  In the fourth quarter of 2000, the Partnership recorded a reduction in real estate held for sale of $297,375 related to other than temporary decline in the value of real estate for the Fortune property.

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

  At December 31, 2000, the Preferential Distribution Deficiency equaled $13,501,315.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at December 31, 2000 consist of the following:
                                         Interest     Date
                                 2000      Rate        Due
Raleigh Springs
  Marketplace                $ 4,569,276   (a)10%     04/01
Fortune Professional
  Building                       570,796   (b)9.5%    06/01
Strawberry Fields
  Shopping Center              5,120,947   (c)7%      04/02
                             $10,261,019

   Raleigh Springs Marketplace, Fortune Office Building and
Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

   (a) Monthly principal and interest payments are based on a 25-year amortization schedule (see Note 8).

   The carrying value of Raleigh at December 31, 2000 was approximately $5,579,000.

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

   On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 2000 was 9.5%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 2000, the Partnership was in violation of its annual debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 2000.

   The carrying value of Fortune at December 31, 2000 was approximately $1,302,625.

(c) Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, May 1, 2002, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period.

   The carrying value of Strawberry Fields at December 31, 2000 was approximately $5,197,750.

   The Partnership is required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of approximately $4,543,000 on April 1, 2001, for Fortune Office Building in the amount of approximately $546,500 on July 1, 2001 and for Strawberry Fields in the amount of approximately $4,888,000 on April 1, 2002.

(5)  TRANSACTIONS WITH AFFILIATES

   Fees and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 2000 and 1999 were as follows:
                                             2000       1999
  Management fees                          $119,918   $118,576
  Reimbursable office expenses              126,565    118,624

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates except for $7,607 for management fees, as of December 31, 2000.

(6)  OPERATING LEASES

  The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

Year ended December 31,
        2001                       $1,559,273
        2002                        1,200,752
        2003                          949,371
        2004                          735,612
        2005                          404,369
        Thereafter                  2,586,555
        Total                      $7,435,932

   Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from Toys "R" Us at Raleigh and Florida Choice (including the Syms sublease) at Strawberry Fields approximate 11.4% and 19.8%, respectively, of rental income for the Partnership for the year ended December 31, 2000.


(7)  EQUITY INVESTMENT

   The Partnership owns a 47% interest in Sabal Palm Joint Venture ("Sabal Palm") and accounts for its investment under the equity method.

   The following are condensed financial statements for Sabal
Palm:
                                  Liquidation Basis
                                   December 31,
                                      2000

Real estate held for sale         $3,150,250
Other assets                         172,061
                                   3,322,311

Mortgage note payable              3,068,630
Other liabilities                     62,686
                                   3,131,316
Net Assets in liquidation         $  190,995


                                                       Going Concern
                              Liquidation Basis           Basis
                           Year Ended   July 12, 1999  January 1, 1999
                          December 31,        to             to
                              2000   December 31, 1999  July 12, 1999

Rental income               $526,055      $ 212,844       $456,740
Other income                  86,837         (1,664)        52,694
                             612,892        211,180        509,434
Mortgage and
 other interest              280,277        118,956        173,479
Depreciation                      --             --         61,065
 Impairment                       --         12,414             --
Operating and
 administrative expenses     219,544        136,085        219,169
                             499,821        267,455        453,713
Income (loss) before adjustment
 to liquidation basis        113,071        (56,275)        55,721

Adjustment to liquidation
             basis                --        (49,167)            --
Net income(loss)           $ 113,071      $(105,442)      $ 55,721

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity, the lender granted Sabal Palm an extension until April 1, 1997. On June 30, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002.
A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

  In the first quarter of 1998, the Partnership became aware that both Winn-Dixie and Walgreens may vacate their respective spaces at Sabal Palm prior to their lease termination dates. In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005.

  On August 7, 2000 Sabal Palm was given official notice that Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are working with Winn-Dixie and Walgreens to find potential subtenants for the dark spaces.

  In the fourth quarter of 1998, Sabal Palm recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for the Sabal Palm property. This impairment was allocated to the land and building based on the original acquisition percentages.

(8) MORTGAGE NOTE EXTENSION

  Subsequent to the end of the year the Partnership extended the Raleigh maturity until April 1, 2002.

                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant

                           Exhibit 21

Name of Subsidiary                  State of Formation

Brauvin Strawberry Fields
  Joint Venture                     Florida

Brauvin Sabal Palm Joint Venture    Florida