Form 10QSB
period 2001-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2001-05-18
CIK 736908

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

   For the quarterly period ended      March 31, 2001

                                or

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

          Consolidated Statement of Net Assets in Liquidation
          as of March 31, 2001 (Liquidation Basis) . . . . . . . . . . 4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2000 to
          March 31, 2000 (Liquidation Basis) . . . . . . . . . . . . . 5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2001 to
          March 31, 2001 (Liquidation Basis) . . . . . . . . . . . . . 6

          Consolidated Statements of Operations for the
          three months ended March 31, 2001 and 2000
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

Item 6.   Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .26

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27

                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to March 31, 2000 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to March 31, 2001 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-KSB.

      CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2001 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                              $12,079,375
Investment in Sabal
  Joint Venture (Note 6)                                   109,817
Cash and cash equivalents                                  986,672
Tenant receivables                                         124,629
Other assets                                                10,057
Escrow deposits                                             18,732

  Total Assets                                          13,329,282

LIABILITIES
Mortgage notes payable (Note 4)                         10,174,905
Accounts payable and accrued expenses                      187,080
Deferred gain on sale of real estate (Note 2)              545,922
Reserve for estimated costs during
  the period of liquidation (Note 2)                       189,875
Tenant security deposits                                    58,433
Due to affiliates                                            8,492

  Total Liabilities                                     11,164,707

MINORITY INTEREST IN
 STRAWBERRY JOINT VENTURE                                 (162,955)

Net Assets in Liquidation                              $ 2,327,530









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













  See accompanying notes to consolidated financial statements




       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
               JANUARY 1, 2001 TO MARCH 31, 2001
                          (Unaudited)


Net assets at January 1, 2001                            2,249,655

Income from operations                                      77,875

Net assets in liquidation at
  March 31, 2001                                        $2,327,530















  See accompanying notes to consolidated financial statements.





             CONSOLIDATED STATEMENTS OF OPERATIONS
      For the three months ended March 31, 2001 and 2000
                      (Liquidation Basis)
                          (Unaudited)


                                         2001          2000
INCOME
Rental                                 $459,958      $489,862
Interest                                 10,751        10,250
Other, primarily tenant
  expense reimbursements                 83,588        81,111
  Total income                          554,297       581,493

EXPENSES
Interest                                217,618       224,362
Real estate taxes                        69,110        64,022
Repairs and maintenance                  14,843        13,064
Management fees (Note 5)                 27,406        34,464
Other property operating                 29,193        23,845
General and administrative               85,604        71,328
  Total expenses                        443,774       431,085

Income before minority
  and equity interests                  110,523       150,408

Minority interest's
  share of Strawberry Fields
  Joint Venture's net income            (35,625)      (27,370)

Equity interest in Sabal
  Palm Joint Venture's
  net income                              2,977        46,504

Net income                             $ 77,875      $169,542

Net income allocated
  to the General Partners              $    779      $  1,695

Net income allocated
  to the Limited Partners              $ 77,096      $167,847

Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)                         $   8.07      $  17.58


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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2001.

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

  Investment in Joint Venture Partnership

  The Partnership owns a 47% equity interest in Sabal Palm Joint Venture (see Note 6). Sabal Palm is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Sabal Palm Joint Venture at estimated net realizable value using the equity method of accounting.

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

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were required to be adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have an impact on the financial position, results of operations and cash flows of the Partnership.

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

  In management's judgement there are no adjustments in real estate held for sale in 2001.

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

  At March 31, 2001, the Preferential Distribution Deficiency equaled $13,740,065.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 2001 consist of the following:

                                           Interest     Date
                                 2001         Rate       Due
Raleigh Springs
  Marketplace                $ 4,542,772     (a)10%     04/02
Fortune Professional
  Building                       556,210     (b)9.5%    06/01
Strawberry Fields
     Shopping Center           5,075,923     (c)7%      04/02
                             $10,174,905

     Raleigh Springs Marketplace, Fortune Office Building and
Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002.

  The carrying value of Raleigh at March 31, 2001 was approximately
$5,579,000.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at March 31, 2001 was 8%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 2000, the Partnership was in violation of its annual debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 2000.

  The carrying value of Fortune at March 31, 2001 was approximately
$1,303,000.

(c) Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, May 1, 2002, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period.

  The carrying value of Strawberry Fields at March 31, 2001 was approximately $5,198,000.

  The Partnership is required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of approximately $4,420,000 on April 1, 2002, for Fortune Office Building in the amount of approximately $546,500 on July 1, 2001 and for Strawberry Fields in the amount of approximately $4,888,000 on April 1, 2002.

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the three months ended March 31, 2001 and
2000 were as follows:
                                             2001       2000

  Management fees                           $26,544    $39,479
  Reimbursable office expenses               31,792     31,316

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates except for $8,492 for management fees, as of March 31, 2001.

(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                     Liquidation Basis
                                          March 31,
                                            2001
Real estate held for sale                  $3,150,250
Other assets                                  233,661
                                            3,383,911

Mortgage note payable                      $3,056,966
Other liabilities                              92,595
                                            3,149,561

Net Assets in Liquidation                  $  234,350


                                For the three months ended
                                     (Liquidation Basis)
                                     March 31,        March 31,
                                       2001               2000
Rental income                         $134,449          $218,208
Other income                            12,634             2,524
                                       147,083           220,732
Mortgage and
  other interest                        68,347            70,043
Operating and
 administrative expenses                72,403            51,744
                                       140,750           121,787

Net income                            $  6,333          $ 98,945

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

  On August 7, 2000 Sabal Palm was given official notice that Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are considering potential lease buyout and potential releasing strategies for these tenants.

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

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at March 31, 2001 was 8%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. In 2000, the Partnership repaid principal in the amount of $158,344. The Replacement Loan has been extended through June 30, 2001. The occupancy level at Fortune at March 31, 2001 was 70%, compared to 56% at December 31, 2000 and 89% at March 31, 2000. The Partnership is currently contemplating changing the on-site leasing and management representative in order to improve the property's occupancy.

  Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. The occupancy rate at Raleigh at March 31, 2001 was 80%, compared to 82% at December 31, 2000 and 92% at March 31, 2000.

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

  In 2000, the Partnership received three offers for the Raleigh property. The offers ranged from $5.625 million to $6.2 million. The Partnership successfully negotiated an increase in the highest offer to $6.5 million and subsequently accepted this offer. The Partnership executed the contract for sale. The buyer had a 45 day due diligence period during which it could formally accept or reject the sale. Late in the third quarter the Partnership received notice that the potential purchaser terminated the contract. After extensive negotiation, the contract was reinstated at $5,835,000. However, the potential purchaser again rejected the contract in March, 2001. It is likely the Partnership will commence legal action against the potential purchaser to seek collection of certain earnest money related to the contract. The property is again being marketed for sale. This offer was assessed by management as an estimate of net realizable value on March 31, 2001 and December 31, 2000.

  The Strawberry Joint Venture secured a replacement tenant, Syms, a national discount clothing retailer, to sublease the Kroger space at Strawberry Fields. Syms opened for business in October 1992 and has signed a sublease for the remainder of the original lease term which expires March 31, 2005. Customer traffic at Strawberry Fields has increased with the draw of Syms, making vacant space more marketable. The Strawberry Joint Venture is aggressively marketing the property having engaged a prominent local brokerage firm to assist the Strawberry Joint Venture's on-site leasing representative in the marketing of the shopping center. The occupancy rate at Strawberry Fields at March 31, 2001 was 87% compared to 89% at December 31, 2000 and 90% at March 31, 2000.

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

  The Partnership received three bids on Strawberry Fields during the latter part of 1999. After negotiation the Joint Venture accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequent to this deal falling away the Joint Venture received another offer for $5.35 million. However, although the offer exceeded the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, was below the mortgage balance at the time. The Strawberry Joint Venture accepted the initial high bid in part because the property's underlying mortgage loan was coming due; and the Strawberry Lender indicated that it would not extend the maturity. However, in the second quarter of 2000, the Strawberry Joint Venture was successful in extending the loan for a two year period. This extension allows the Partnership to continue to market the property and seek a greater sales price. This $5.35 million offer was assessed by management as an estimate of net realizable value at March 31, 2001 and December 31, 2000.

  In 2001, the Partnership received an offer to purchase Strawberry Fields for $5.585 million. In addition, Syms exercised its right of first refusal on the sale of the property. Accordingly, the Partnership executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001. The contract still remains subject to certain contingencies.

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

  On August 7, 2000 Sabal Palm was given official notice that Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are considering potential lease buyout and potential releasing strategies for these tenants.

  In the fourth quarter of 1998, Sabal Palm recorded an impairment of $1,499,958 related to an other than temporary decline in the value of real estate for Sabal Palm. This impairment has been allocated to the land and building based on the original acquisition percentages.

  In total, Sabal Palm has received six offers on the property ranging in price from $2.5 million to $3.4 million. After negotiation Sabal Palm accepted the highest offer and completed negotiating the sale contract in June 2000. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period.

  In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The new sale price is $3,360,000. The $3.36 million proposed sales price exceeded the November, 1998 appraised value of $3.25 million. The potential purchaser had a 60 day due diligence period. This buyer also terminated the contract within the due diligence period. This $3.36 million offer was assessed by management as an estimate of net realizable value on March 31, 2001 and December 31, 2000.

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

  As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2001.

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

Results of Operations - Three months ended March 31, 2001 and 2000 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net income of $78,000 for the period ended March 31, 2001 as compared to a net income of $170,000 for the same period in 2000. The $92,000 decrease in net income is primarily a result of a decrease in the Partnership's share of the net income from Sabal Palm of $44,000, a decrease in total income of $27,000 and an increase in total expenses of $13,000.

  Total income for the period ended March 31, 2001 was $554,000 as compared to $581,000 for the same period in 2000. The $27,000 decrease in total income was primarily a result of a $30,000 decrease in rental income. The decrease in rental income is primarily associated with the with the decline in occupancy at Fortune which was 70% at March 31, 2001 as compared to 89% at March 31, 2000.

  Total expenses for the period ended March 31, 2001 were $444,000 as compared to $431,000 for the same period in 2000. The $13,000 increase in total expense was due to an increase in general and administration expense of $15,000, and increase in real estate tax of $5,000 and an increase in operating expense of $5,000. This increase was offset by decreases in management fees of $7,000 and interest expenses of $6,000.

  The Partnership's share of net income from Sabal Palm for the period ended March 31, 2001 was $3,000 as compared to $47,000 for the same period in 2000 a decrease of $44,000. The Partnership's share of net income from Sabal Palm decreased primarily as a result of a decline in percentage rents earned which related to a vacated anchor tenant.

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

                              DATE: May 18, 2001


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: May 18, 2001