Form 10QSB
period 2001-06-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2001-08-14
CIK 736908

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

   For the quarterly period ended      June 30, 2001

                                or

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

          Consolidated Statement of Net Assets in Liquidation
          as of June 30, 2001 (Liquidation Basis). . . . . . . . . . . 4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2001 to
          June 30, 2001 (Liquidation Basis). . . . . . . . . . . . . . 5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2000 to
          June 30, 2000 (Liquidation Basis). . . . . . . . . . . . . . 6

          Consolidated Statements of Operations for the
          six months ended June 30, 2001 and 2000
          (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

          Consolidated Statements of Operations for the
          three months ended June 30, 2001 and 2000
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

Item 6.   Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .28

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29

                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to June 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to June 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2001 and 2000 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-KSB.

   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               JUNE 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale (Note 2)                     $12,737,500
Investment in Sabal
  Joint Venture (Note 6)                                   108,860
Cash and cash equivalents                                1,014,891
Tenant receivables                                         136,918
Other assets                                                   577
Escrow deposits                                             29,482

  Total Assets                                          14,028,228

LIABILITIES
Mortgage notes payable (Note 4)                         10,057,331
Accounts payable and accrued expenses                      256,257
Deferred gain on sale of real estate (Note 2)            1,204,047
Reserve for estimated costs during
  the period of liquidation (Note 2)                       189,875
Tenant security deposits                                    59,134
Due to affiliates                                            9,333

  Total Liabilities                                     11,775,977

MINORITY INTEREST IN
 STRAWBERRY JOINT VENTURE                                 (137,524)

Net Assets in Liquidation                              $ 2,389,775









  See accompanying notes to consolidated financial statements.

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
      JANUARY 1, 2001 TO JUNE 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at
  January 1, 2001                                       $2,249,655

Income from operations                                     140,120

Net assets in liquidation at
  June 30, 2001                                         $2,389,775











  See accompanying notes to consolidated financial statements

       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
      JANUARY 1, 2000 TO JUNE 30, 2000 (LIQUIDATION BASIS)
                          (Unaudited)


Net assets in liquidation
  at January 1, 2000                                    $2,110,441

Income from operations                                     247,931

Net assets in liquidation
  at June 30, 2000                                      $2,358,372
















  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS
        For the six months ended June 30, 2001 and 2000
                      (Liquidation Basis)
                          (Unaudited)


                                         2001          2000
INCOME
Rental                               $  916,626    $  980,617
Interest                                 19,074        23,847
Other, primarily tenant
  expense reimbursements                167,950       154,114
  Total income                        1,103,650     1,158,578

EXPENSES
Interest                                429,280       448,056
Real estate taxes                       139,065       130,622
Repairs and maintenance                  31,315        36,038
Management fees (Note 5)                 56,780        66,939
Other property operating                 61,034        56,000
General and administrative              187,019       159,411
  Total expenses                        904,493       897,066

Income before minority
  and equity interests                  199,157       261,512

Minority interest's
  share of Strawberry Fields
  Joint Venture's net income            (61,056)      (51,171)

Equity interest in Sabal
  Palm Joint Venture's
  net income                              2,019        37,590

Net income                           $  140,120    $  247,931

Net income allocated
  to the General Partners            $    1,401    $    2,479

Net income allocated
  to the Limited Partners            $  138,719    $  245,452

Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)                       $    14.53    $    25.70


  See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended June 30, 2001 and 2000
                      (Liquidation Basis)
                          (Unaudited)


                                         2001          2000
INCOME
Rental                                 $456,668      $490,755
Interest                                  8,323        13,327
Other, primarily tenant
  expense reimbursements                 84,362        73,003
  Total income                          549,353       577,085

EXPENSES
Interest                                211,662       223,694
Real estate taxes                        69,955        66,600
Repairs and maintenance                  16,472        22,974
Management fees (Note 5)                 29,374        32,475
Other property operating                 31,841        32,155
General and administrative              101,415        88,083
  Total expenses                        460,719       465,981

Income before minority
  and equity interests                   88,634       111,104

Minority interest's
  share of Strawberry Fields
  Joint Venture's net income            (25,431)      (23,801)

Equity interest in Sabal
  Palm Joint Venture's
  net loss                                 (958)       (8,914)

Net income                             $ 62,245      $ 78,389

Net income allocated
  to the General Partners              $    622      $    784

Net income allocated
  to the Limited Partners              $ 61,623      $ 77,605

Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)                         $   6.45      $   8.13


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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2001.

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

  Prior to the adoption of the liquidation basis of accounting, the Partnership recorded impairments to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not have been recoverable at December 31, 1999, except as disclosed below.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, which approximates their fair value at June 30, 2001, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

  Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have an impact on the financial position, results of operations and cash flows of the Partnership.

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Partnership does not believe that the adoption of SFAS 141 and SFAS 142 will have a significant impact on its financial statements.

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

  As of June 30, 2001, the Partnership adjusted its investment in real estate to an offer that was presented for the sale of Raleigh Springs. The effects of this adjustment was an increase in the real estate held for sale and an increase in deferred gain of $429,000.

  As of June 30, 2001, the Partnership adjusted its investment in real estate to an offer that was presented for the sale of Strawberry Fields. The effects of this adjustment was an increase in the real estate held for sale and an increase in deferred gain of $229,125.

  In management's judgement there are no other adjustments in real estate held for sale in 2001.

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

  At June 30, 2001, the Preferential Distribution Deficiency equaled $13,978,815.

(4) MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 2001 consist of the following:

                                      Interest      Date
                           2001         Rate         Due
Raleigh Springs
  Marketplace          $ 4,515,600     (a)10%       04/02
Fortune Professional
  Building                 511,624     (b)6.75%     06/02
Strawberry Fields
     Shopping Center     5,030,107     (c)7%        04/02
                       $10,057,331

     Raleigh Springs Marketplace, Fortune Office Building and
Strawberry Fields serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002.

  The carrying value of Raleigh at June 30, 2001 was approximately
$6,008,000.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at June 30, 2001 was 6.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 2000, the Partnership was in violation of its annual debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 2000.

  The carrying value of Fortune at June 30, 2001 was approximately
$1,303,000.

  Effective June 30, 2001, the lender agreed to extend the maturity to June 30, 2002.

(c) Effective October 1, 1998, the Strawberry Joint Venture and the Strawberry Lender agreed to modify and extend the first mortgage loan. As of October 1, 1998 and through the extended maturity date, May 1, 2002, the interest rate has been reduced from 9% to 7% with principal amortization changed from a ten year period to an eighteen year period.

  The carrying value of Strawberry Fields at June 30, 2001 was approximately $5,427,000.

  The Partnership is required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of approximately $4,420,000 on April 1, 2002, for Fortune Office Building in the amount of approximately $453,000 on July 1, 2002 and for Strawberry Fields in the amount of approximately $4,888,000 on April 1, 2002.

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 2001 and 2000 were as follows:
                                             2001       2000

  Management fees                           $54,325    $63,024
  Reimbursable office expenses               71,534     59,888

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates except for $9,333 for management fees, as of June 30, 2001.

(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                     Liquidation Basis
                                        June 30,
                                             2001
Real estate held for sale                  $3,150,250
Other assets                                  234,241
                                            3,384,491

Mortgage note payable                      $3,046,548
Other liabilities                             102,653
                                            3,149,201

Net assets in liquidation                  $  235,290

                                 For the six months ended
                                     (Liquidation Basis)
                                 June 30,         June 30,
                                   2001             2000
Rental income                    $248,820          $319,607
Other income                       24,287              (504)
                                  273,107           319,103
Mortgage and
  other interest                  137,213           139,823
Operating and
 administrative expenses          131,599            99,300
                                  268,812           239,123

Net income                       $  4,295          $ 79,980

  The Sabal Palm first mortgage loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

(7)    SUBSEQUENT EVENT

  On July 20, 2001, Strawberry Fields was sold to Syms for the contract price of $5.585 million. At closing Strawberry Joint
Venture received net sales proceeds of approximately $299,000.

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

  On June 20, 2001, the General Partners received an unsolicited tender offer to purchase up to 4,770 of the outstanding Limited Partnership Units of the Partnership for $100 per Unit. The offer is being made by a group that currently beneficially owns the economic interests with respect to approximately 18.95% of the outstanding Units. The offer period is scheduled to expire on August 17, 2001. The General Partners remained neutral as to the particular merits and risks associated with this tender offer to the Limited Partners.

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

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at June 30, 2001 was 6.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan has been extended through June 30, 2002. The occupancy level at Fortune at June 30, 2001 was 59%, compared to 56% at December 31, 2000 and 59% at June 30, 2000. In the third quarter of 2001, the Partnership changed the on-site leasing and management representative in order to improve the property's occupancy. In addition, the Partnership has replaced the local representative marketing the property for sale.

  Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. The occupancy rate at Raleigh at June 30, 2001 was 75%, compared to 82% at December 31, 2000 and 93% at June 30, 2000. However, during the second quarter of 2001, the Partnership executed a letter of intent with a national grocery chain for space representing approximately 12% of the center.

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

  In 2000, the Partnership received three offers for the Raleigh property. The offers ranged from $5.625 million to $6.2 million. The Partnership successfully negotiated an increase in the highest offer to $6.5 million and subsequently accepted this offer. The Partnership executed the contract for sale. The buyer had a 45 day due diligence period during which it could formally accept or reject the sale. Late in the third quarter the Partnership received notice that the potential purchaser terminated the contract. After extensive negotiation, the contract was reinstated at $5,835,000. However, the potential purchaser again rejected the contract in March, 2001. It is likely the Partnership will commence legal action against the potential purchaser to seek collection of certain earnest money related to the contract. The Partnership has received an offer for the property for $6.2 million from a third party. The Partnership is currently negotiating terms of the offer and assessing the credibility of the buyers. This $6.2 million offer was assessed by management as an estimate of net realizable value on June 30, 2001.

  In 2001, the Strawberry Joint Venture received an offer to purchase Strawberry Fields for $5.585 million. In addition, Syms exercised its right of first refusal on the sale of the property. Accordingly, the Strawberry Joint Venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001.

  On July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing Strawberry Joint Venture received net sales proceeds of approximately $299,000.

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

  In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The new sale price was $3,360,000. The $3.36 million proposed sales price exceeded the November, 1998 appraised value of $3.25 million. The potential purchaser had a 60 day due diligence period. This buyer also terminated the contract within the due diligence period. This $3.36 million offer was assessed by management as an estimate of net realizable value on June 30, 2001.

  As a result of the two dark, (but paying rent), anchor spaces representing more than 55,000 square feet of space or 62% of the property this center has proved very difficult to sell. The Partnership is continuing to market this property for sale. In addition, the Partnership is reviewing a number of potential possibilities to sublease either or both of the dark anchors. However, Winn-Dixie and Walgreens have been selective in their review of potential subtenants so as to restrict potential competition.

  The Partnership's management determined that the events and changes in circumstances at Sabal Palm did not indicate a change in the carrying value of the asset.

  As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2001.

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

Results of Operations - Six months ended June 30, 2001 and 2000
(Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net income of $140,000 for the period ended June 30, 2001 as compared to a net income of $248,000 for the same period in 2000. The $108,000 decrease in net income is primarily a result of a decrease in the Partnership's share of the net income from Sabal Palm of $36,000, a decrease in total income of $55,000 and an increase in total expenses of $7,000.

  Total income for the period ended June 30, 2001 was $1,104,000 as compared to $1,159,000 for the same period in 2000. The $55,000 decrease in total income was primarily a result of a $64,000 decrease in rental income. Total rental income decreased at Raleigh due to the decline in occupancy from 93% at June 30, 2000 to 75% at June 30, 2001. Additionally, rental income decreased at Fortune due to a decrease in tenant billings in 2001 when compared to 2000. For the six month period ended June 30, 2000 delinquent tenants at Fortune were billed however, these billings were ultimately written off to bad debt expense in 2000 when deemed uncollectible.

  Total expenses for the period ended June 30, 2001 were $904,000 as compared to $897,000 for the same period in 2000. The $7,000 increase in total expense was due to an increase in general and administration expense of $28,000, an increase in real estate tax of $8,000 and an increase in operating expense of $5,000. These increases were offset by decreases in management fees of $10,000 and interest expenses of $19,000. General and administrative expense increased primarily as a result of bad debt expense associated with the certain tenants at Raleigh. Management fees decreased due to the overall decrease in rental receipts. Interest expense decreased primarily as a result of a reduction in principal and interest rate at Fortune.

  The Partnership's share of net income from Sabal Palm for the period ended June 30, 2001 was $2,000 as compared to $38,000 for the same period in 2000 a decrease of $36,000. The Partnership's share of net income from Sabal Palm decreased primarily as a result of a decline in percentage rents earned which related to a vacated anchor tenant.

Results of Operations - Three months ended June 30, 2001 and 2000
(Liquidation Basis)

  The Partnership generated net income of $62,000 for the period ended June 30, 2001 as compared to a net income of $78,000 for the same period in 2000. The $16,000 decrease in net income is primarily a result of a decrease in the Partnership's share of the net loss from Sabal Palm of $8,000 offset by a decrease in total income of $28,000.

  Total income for the period ended June 30, 2001 was $549,000 as compared to $577,000 for the same period in 2000. The $28,000 decrease in total income was primarily a result of a $34,000 decrease in rental income. The decrease in rental income is primarily associated with the with the decline in average occupancy at Raleigh. Additionally, rental income decreased at Fortune due to a decrease in tenant billings in 2001 when compared to 2000.
For the three month period ended June 30, 2000 delinquent tenants at Fortune were billed however, these billings were ultimately written off to bad debt expense in 2000 when deemed uncollectible.

  Total expenses for the period ended June 30, 2001 were $461,000 as compared to $466,000 for the same period in 2000. The $5,000 decrease in total expense was due to a decrease in interest expense of $12,000, a decrease in repairs and maintenance of $6,000 and a decrease in management fees of $3,000. These decreases were offset by an increase in general and administrative expense of $13,000. Interest expense decreased because of the reduction in principal and interest at Fortune. The increase in general and administration was due primarily to an increase in bad debt expense at Raleigh.

  The Partnership's share of net loss from Sabal Palm for the period ended June 30, 2001 was $1,000 as compared to $9,000 for the same period in 2000 a decrease of $8,000.

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

                              DATE: August 14, 2001


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: August 14, 2001