Form 10QSB
period 2001-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2001-11-21
CIK 736908

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

   For the quarterly period ended      September 30, 2001

                                or

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

          Consolidated Statement of Net Assets in Liquidation
          as of September 30, 2001 (Liquidation Basis) . . . . . . . . 4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2001 to
          September 30, 2001 (Liquidation Basis) . . . . . . . . . . . 5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2000 to
          September 30, 2000 (Liquidation Basis) . . . . . . . . . . . 6

          Consolidated Statements of Operations for the
          nine months ended September 30, 2001 and 2000
          (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

          Consolidated Statements of Operations for the
          three months ended September 30, 2001 and 2000
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

Item 6.   Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .28

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to September 30, 2001 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2000 to September 30, 2000 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2001 and 2000 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2000 Annual Report on Form 10-KSB.



   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale (Note 2)                      $7,310,625
Investment in Sabal Palm
  Joint Venture (Note 6)                                    58,599
Cash and cash equivalents                                1,185,008
Tenant receivables                                         160,577
Other assets                                                40,013
Escrow deposits                                              2,708

  Total Assets                                           8,757,530

LIABILITIES
Mortgage notes payable (Note 4)                          4,973,157
Accounts payable and accrued expenses                      413,293
Deferred gain on sale of real estate (Note 2)              445,812
Reserve for estimated costs during
  the period of liquidation (Note 2)                       189,875
Tenant security deposits                                    29,895
Due to affiliates                                            3,216

  Total Liabilities                                      6,055,248

MINORITY INTEREST IN
 STRAWBERRY FIELDS JOINT VENTURE                           175,034

Net Assets in Liquidation                              $ 2,527,248








  See accompanying notes to consolidated financial statements.


      CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
   JANUARY 1, 2001 TO SEPTEMBER 30, 2001 (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at
  January 1, 2001                                       $2,249,655

Income from operations                                     277,593

Net assets in liquidation at
  September 30, 2001                                    $2,527,248




  See accompanying notes to consolidated financial statements



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                   LIQUIDATION FOR THE PERIOD
   JANUARY 1, 2000 TO SEPTEMBER 30, 2000 (LIQUIDATION BASIS)
                          (Unaudited)


Net assets in liquidation
  at January 1, 2000                                    $2,110,441

Income from operations                                     348,774

Net assets in liquidation
  at September 30, 2000                                 $2,459,215










  See accompanying notes to consolidated financial statements.



             CONSOLIDATED STATEMENTS OF OPERATIONS
     For the nine months ended September 30, 2001 and 2000
                      (Liquidation Basis)
                          (Unaudited)


                                         2001          2000
INCOME
Rental                               $1,195,239    $1,463,076
Interest                                 27,092        37,222
Other, primarily tenant
  expense reimbursements                243,049       229,966
  Total income                        1,465,380     1,730,264

EXPENSES
Interest                                570,155       669,240
Real estate taxes                       202,987       205,427
Repairs and maintenance                 265,679        44,472
Management fees (Note 5)                 75,510        99,159
Other property operating                 82,189        88,137
General and administrative              275,606       242,013
  Total expenses                      1,472,126     1,348,448

(Loss) income before
  minority and equity
  interests                              (6,746)      381,816

Minority interest's
  share of Strawberry Fields
  Joint Venture's net income           (373,614)      (77,488)

Equity interest in Sabal
  Palm Joint Venture's
  net (loss) income                     (62,342)       44,446

Net (loss) income before
  gain on sale of property             (442,702)      348,774
Gain on sale of property                720,295            --

Net income                           $  277,593    $  348,774
Net income allocated
  to the General Partners            $    2,776    $    3,488
Net income allocated
  to the Limited Partners            $  274,817    $  345,286
Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)                       $    28.78    $    36.16


  See accompanying notes to consolidated financial statements.




             CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three months ended September 30, 2001 and 2000
                      (Liquidation Basis)
                          (Unaudited)


                                         2001          2000
INCOME
Rental                               $  278,613      $482,459
Interest                                  8,018        13,375
Other, primarily tenant
  expense reimbursements                 75,099        75,852
  Total income                          361,730       571,686

EXPENSES
Interest                                140,875       221,184
Real estate taxes                        63,922        74,805
Repairs and maintenance                 234,364         8,434
Management fees (Note 5)                 18,730        32,220
Other property operating                 21,155        32,137
General and administrative               88,587        82,602
  Total expenses                        567,633       451,382

(Loss) income before
  minority and equity
  interests                            (205,903)      120,304

Minority interest's
  share of Strawberry Fields
  Joint Venture's net income           (312,558)      (26,317)

Equity interest in Sabal
  Palm Joint Venture's
  net (loss) income                     (64,361)        6,856

Net (loss) income before
  gain on sale of property             (582,822)      100,843
Gain on sale of property                720,295            --

Net income                           $  137,473      $100,843
Net income allocated
  to the General Partners            $    1,375      $  1,008
Net income allocated
  to the Limited Partners            $  136,098      $ 99,835
Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)                       $    14.25      $  10.45


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

  The Partnership has acquired directly or through joint ventures the land and buildings underlying Fortune Professional Building, Raleigh Springs Marketplace, Strawberry Fields Shopping Center (which was sold in July, 2001) and Sabal Palm Shopping Center.

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2001.

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

  Prior to the adoption of the liquidation basis of accounting, the Partnership recorded impairments to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary. The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not have been recoverable at September 30, 2001, except as disclosed below.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, which approximates their fair value at September 30, 2001, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

  As of June 30, 2001, the Partnership adjusted its investment in real estate to a subsequent offer that was presented for the sale of Raleigh Springs. The effects of this adjustment was an increase in the real estate held for sale and an increase in deferred gain of $429,000.

  As of June 30, 2001, the Partnership adjusted its investment in real estate to a subsequent offer that was presented for the sale of Strawberry Fields. The effects of this adjustment was an increase in the real estate held for sale and an increase in deferred gain of $229,125.

  In July, 2001, the Partnership sold Strawberry Fields, resulting in an adjustment to real estate held for sale. Real estate held for sale was decreased by $5,426,875, deferred gain on sale was decreased by $758,235 and a gain on sale of property of $720,295 was recorded as a result of the sale.

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

  At September 30, 2001, the Preferential Distribution Deficiency equaled $14,217,565.

(4) MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 2001 consist of the following:

                                           Interest     Date
                                 2001         Rate       Due
Raleigh Springs
  Marketplace                $ 4,487,743     (a)10%     04/02
Fortune Professional
  Building                       485,414      (b)6%     06/02
                             $ 4,973,157

     Raleigh Springs Marketplace and Fortune Office Building serve as collateral under the respective nonrecourse debt obligations.

  (a) Monthly principal and interest payments are based on a 25-year amortization schedule.

  In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002.

  The carrying value of Raleigh Springs Marketplace at September
30, 2001 was approximately $6,008,000.

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

  On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at September 30, 2001 was 6%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 2000, the Partnership was in violation of its annual debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 2000.

  The carrying value of Fortune at September 30, 2001 was approximately $1,303,000.

  Effective June 30, 2001, the lender agreed to extend the maturity to June 30, 2002.

  The Partnership is required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of approximately
$4,420,000 on April 1, 2002 and for Fortune Office Building in the amount of approximately $453,000 on July 1, 2002.

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the nine months ended September 30, 2001 and 2000 were as follows:
                                             2001       2000

  Management fees                           $71,810    $93,878
  Reimbursable office expenses               93,218     98,865

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. The Partnership had made all payments to affiliates except for $3,216 for management fees, as of September 30, 2001.

(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                     Liquidation Basis
                                       September 30,
                                             2001
Real estate held for sale                  $3,035,883
Other assets                                  260,777
                                            3,296,660

Mortgage note payable                      $3,035,883
Other liabilities                             132,424
                                            3,168,307

Net assets in liquidation                  $  128,353

                                  For the nine months ended
                                     (Liquidation Basis)
                                September 30,    September 30,
                                       2001               2000
Rental income                        $ 365,035          $421,153
Other income                            33,807            43,595
                                       398,842           464,748
Mortgage and
  other interest                       206,562           210,177
Operating and
 administrative expenses               210,554           160,006
                                       417,116           370,183
(Loss) income before
  adjustment to liquidation            (18,274)           94,565

Adjustment to liquidation
 basis                                (114,367)               --

Net (loss) income                    $(132,642)         $ 94,565

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

  In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005. Winn-Dixie failed to timely pay its rental obligation for November and is currently in default.

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

  The Partnership has approached the lender regarding allowing Winn-Dixie to buy out their lease and a potential extension of the loan maturity. In the third quarter the Partnership received notification that the lender would not agree to the Partnership's request. As a result of the lender rejecting the Partnerships request and Winn-Dixie's current lease default, in the third quarter of 2001, Sabal Palm recorded an adjustment to liquidation basis of $114,367 related to an other than temporary decline in the value of real estate for Sabal Palm.



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

  On June 20, 2001, the General Partners received an unsolicited tender offer to purchase up to 4,770 of the outstanding Limited Partnership Units of the Partnership for $100 per Unit. The offer was made by a group that currently beneficially owns the economic interests with respect to approximately 18.95% of the outstanding Units. The offer period expired on August 17, 2001. Subsequent to August 17, 2001 the tender offer was increased to $120 per unit and the term was extended to October 1, 2001. The General Partners remained neutral as to the particular merits and risks associated with this tender offer to the Limited Partners. As of October 1, 2001, 461 units were transferred as a result of this tender offer. Upon completion of the Offer, the Purchasers held an aggregate of approximately 2,270.75 Units, or approximately 24% of the total outstanding Units.

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

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at September 30, 2001 was 6%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan has been extended through June 30, 2002. The occupancy level at Fortune at September 30, 2001 was 67%, compared to 56% at December 31, 2000 and 59% at September 30, 2000. In the third quarter of 2001, the Partnership changed the on-site leasing and management representative in order to improve the property's occupancy. In addition, the Partnership has replaced the local representative marketing the property for sale.

  Raleigh Springs has continued to generate a positive cash flow despite losing T.J. Maxx, an anchor tenant, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. The occupancy rate at Raleigh at September 30, 2001 was 71%, compared to 82% at December 31, 2000 and 93% at September 30, 2000. However, during the second quarter of 2001, the Partnership executed a letter of intent with a national grocery chain for space representing approximately 12% of the center. Subsequent to September 30, 2001, this space was successfully leased.

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

  In 2000, the Partnership received three offers for the Raleigh property. The offers ranged from $5.625 million to $6.2 million. The Partnership successfully negotiated an increase in the highest offer to $6.5 million and subsequently accepted this offer. The Partnership executed the contract for sale. The buyer had a 45 day due diligence period during which it could formally accept or reject the sale. Late in the third quarter the Partnership received notice that the potential purchaser terminated the contract. After extensive negotiation, the contract was reinstated at $5,835,000. However, the potential purchaser again rejected the contract in March, 2001. It is likely the Partnership will commence legal action against the potential purchaser to seek collection of certain earnest money related to the contract. The Partnership has received an offer for the property for $6.2 million from a third party. However, the party has not pursued its initial offer.

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

  In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005. Winn-Dixie failed to timely pay its rental obligation for November and is currently in default.

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

  As a result of the two dark, (but paying rent), anchor spaces representing more than 55,000 square feet of space, or 62% of the property, this center has proved very difficult to sell. The Partnership is continuing to market this property for sale. In addition, the Partnership is reviewing a number of potential possibilities to have Winn-Dixie "buy out" their remaining lease obligation at a discount and to use the proceeds to split its space into smaller more leaseable units in an effort to sublease either or both of the dark anchors. In addition, the Partnership has approached the lender regarding allowing Winn-Dixie to buy out their lease and a potential extension of the loan maturity. In the third quarter the Partnership received notification that the lender would not agree to the Partnership's request. As a result of the lender rejecting the Partnerships request and Winn-Dixie's current lease default, in the third quarter of 2001, Sabal Palm recorded an adjustment to liquidation basis of $114,367 related to an other than temporary decline in the value of real estate for Sabal Palm.

  As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis. Accordingly, the carrying value of the assets is presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2001.

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

Results of Operations - Nine months ended September 30, 2001 and
2000 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with accounting principles generally accepted in the United States of America, the Partnership's financial statements for periods subsequent to July
12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net income of $278,000 for the period ended September 30, 2001 as compared to net income of $349,000 for the same period in 2000. The $71,000 decrease in net income is primarily a result of a decrease in the Partnership's share of the net income from Sabal Palm of $107,000, an increase in minority interest share of Strawberry Fields net loss of $296,000, a decrease in total income of $265,000 an increase in total expenses of $124,000, and an increase in the gain on the sale of property of $720,000.

  Total income for the period ended September 30, 2001 was $1,465,000 as compared to $1,730,000 for the same period in 2000. The $265,000 decrease in total income was primarily a result of a $268,000 decrease in rental income, a $10,000 decrease in interest income offset by a $13,000 increase in other income. The decrease in rental income was the result of a decrease in rental income at Raleigh Springs of $68,000, a decrease in rental income at Fortune of $40,000 and a decrease in rental income at Strawberry Fields of $160,000. The decrease in rental income at Raleigh is a result of a decline in occupancy from 93% at September 30, 2000 to 75% at September 30, 2001. The decrease in rental income at Fortune is due to a decrease in tenant billings in 2001 when compared to 2000. For the nine months ended September 30 ,2000 delinquent tenants at Fortune were billed, however, these billings were ultimately written off to bad debt expense in 2000 when deemed uncollectible. The decrease in rental income at Strawberry Fields is due to the sale of Strawberry on July 20, 2001. The decrease in interest income is the result of lower interest rates.

  Total expenses for the period ended September 30, 2001 were $1,472,000 as compared to $1,348,000 for the same period in 2000. The $124,000 increase in total expense was due to an increase in repairs and maintenance of $221,000 and general and administration expense of $34,000, offset by a decrease in interest expense of $99,000, a decrease in management fees of $24,000, a decrease in operating expense of $6,000 and a decrease in real estate tax of $2,000. Repairs and maintenance increased primarily as a result of an increase in repairs and maintenance at Raleigh of $220,000. The $220,000 included a new roof and repairs to the parking lot. General and administration increased primarily as a result of an increase in insurance expense of $9,000 and an increase in bad debt expense of $39,000. Interest expense decreased primarily as a result of the repayment of the Strawberry mortgage in July, 2001.

Results of Operations - Three months ended September 30, 2001 and
2000 (Liquidation Basis)

  The Partnership generated net income of $137,000 for the period ended September 30, 2001 as compared to a net income of $101,000 for the same period in 2000. The $36,000 increase in net income is primarily a result of a decrease in the Partnership's share of the net income from Sabal Palm of $71,000, an increase in minority interest share of Strawberry net loss of $286,000, an decrease in total income of $210,000, an increase in total expense of $116,000, and an increase in gain on sale of property of $720,000.

  Total income for the period ended September 30, 2001 was $362,000 as compared to $572,000 for the same period in 2000. The $210,000 decrease in total income was primarily a result of a a $204,000 decrease in rental income, a $5,000 decrease in interest income and a $1,000 decrease in other income. The $204,000 decrease in rental income is primarily the result of a decline in average occupancy at Raleigh. Additionally, rental income decreased at Fortune due to a decrease in tenant billings in 2001 when compared to 2000. Interest income decreased due to lower interest rates.

  Total expenses for the period ended September 30, 2001 were $567,000 as compared to $451,000 for the same period in 2000. The $116,000 increase in total expense was due to an increase in repairs and maintenance of $226,000, an increase in general and administrative expense of $6,000 offset by a decrease in interest expense of $80,000, a decrease in real estate tax of $11,000, a decrease in management fees of $13,000, and a decrease in operating expense of $10,000. Repairs and maintenance increased primarily as a result of an increase in repairs and maintenance at Raleigh of $220,000. The $220,000 included a new roof and repairs to the parking lot. General and administration increased primarily as a result of an increase in insurance expense and an increase in bad debt expense. Interest expense decreased primarily as a result of the repayment of the Strawberry mortgage in July, 2001. Management fees decreased due to the overall decrease in rental receipts.


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

                              DATE: November 20, 2001


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: November 20, 2001