Form 10KSB
period 2001-12-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2002-04-29
CIK 736908

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the Securities
     Exchange Act of  1934

     For the fiscal year ended   December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year $1,752,411.

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

                   BRAUVIN REAL ESTATE FUND L.P. 4
                    2001 FORM 10-KSB ANNUAL REPORT
                                INDEX

                                PART I
                                                                 Page
Item 1. Description of Business. . . . . . . . . . . . . . . . . . 3

Item 2. Description of Properties. . . . . . . . . . . . . . . . . 6

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .14

Item 4. Submission of Matters to a Vote of
        Security Holders . . . . . . . . . . . . . . . . . . . . .15

                               PART II

Item 5. Market for the Issuer's Limited Partnership
        Interests and Related Security Holder Matters. . . . . . .16

Item 6. Management's Discussion and Analysis or Plan of
        Operation. . . . . . . . . . . . . . . . . . . . . . . . .16

Item 7. Financial Statements and Supplementary Data. . . . . . . .25

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . .25

                               PART III

Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a)
        of the Exchange Act. . . . . . . . . . . . . . . . . . . .26

Item 10.Executive Compensation . . . . . . . . . . . . . . . . . .27

Item 11.Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . .28

Item 12.Certain Relationships and Related Transactions . . . . . .28

Item 13.Exhibits, Consolidated Financial Statements and
        Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .30

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .31



                               PART I

Item 1.     Description of Business.

     Brauvin Real Estate Fund L.P. 4 (the "Partnership") is a Delaware limited partnership formed in April 1984 for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. At December 31, 2001, the Partnership had two rental properties, a 58% interest in a joint venture which owned a third rental property and a 47% interest in a joint venture which owns a fourth rental property.

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

     On June 20, 2001, the Partnership received an unsolicited tender offer to purchase up to 4,770 of the outstanding Units for $100 per Unit. The offer was made by a group that beneficially owned the economic interests with respect to approximately 18.95% of the outstanding Units. The offer period expired on August 17, 2001. Subsequent to August 17, 2001 the tender offer was increased to $120
per unit and the term was extended to October 1, 2001.   As of October
1, 2001, 461 economic interests were transferred as a result of this tender offer. Upon completion of the Offer, the purchasers held an aggregate of approximately 2,270.75 interests, or approximately 24% of the total outstanding Units. Included in the aggregate total of 2,270.75 are 166.75 Units that were purchased on the secondary market.

     The General Partners remained neutral as to the particular merits or risks associated with these tender offers. The General Partners cautioned that the ultimate amount actually received by each Limited Partner who did not tender their Units would be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

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

     On July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing, the Strawberry Joint Venture received net sales proceeds of approximately $299,000.

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

Market Conditions/Competition

     The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to those owned by the Partnership. Competition exists in such areas as attracting and retaining creditworthy tenants, financing capital improvements and selling properties. Many of the factors affecting the ability of the Partnership to compete are beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the economy in which a property is located, population shifts, reduced availability and increased cost of financing, changes in zoning laws or changes in patterns of the needs of users. The marketability of the properties may also be affected by prevailing interest rates and existing tax laws. The Partnership has retained ownership of its properties for periods longer than anticipated at acquisition.

     Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Average rental rates for non-anchor tenants, expressed per square foot per year, have risen at the Memphis, Tennessee, Raleigh Square property from approximately $12.00 per square foot in 1993 to approximately $13.66 per square foot in 2001. The Albuquerque, New Mexico office market strengthened a bit over the last few years. Average rental rates at the Fortune property have increased during this period from $10.16 per square foot in 1995 to $10.69 per square foot in 2001. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have decreased from approximately $10.88 per square foot in 1995 to $9.38 per square foot in 2001.

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

     As of December 31, 2001, the Partnership owned the properties described below:



(a) Raleigh Springs Marketplace ("Raleigh Springs")

     On June 26, 1985, the Partnership acquired Raleigh Springs, an approximately 114,000 square foot community shopping center located in Memphis, Tennessee. Raleigh Springs was constructed in two phases. Phase I was completed during 1984 and Phase II was completed in 1985. Raleigh Springs was 78% occupied at December 31, 2001. The national anchor tenant is Toys "R" Us.

     The Partnership purchased Raleigh Springs for $7,486,800, consisting of $2,300,000 in cash at closing (plus or minus prorations) and the assumption of an existing first mortgage loan on Phase I of $5,186,800.

     In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments were based on a 25 year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments. The Partnership negotiated an extension of the terms of the mortgage on August 26, 1999 and August 30, 2000. The mortgage has been extended through April 1, 2002. The Partnership has reached an agreement in principle to extend the existing mortgage loan through April 2007 under the same terms and conditions of the existing loan. The Partnership is current on its mortgage payments for the Raleigh Springs loan.

     The outstanding mortgage balance encumbered by the property was $4,459,184 at December 31, 2001.

     The economic occupancy rate and average annual base rent per square foot at December 31, 2001 and 2000 were as follows:

                                       2001       2000
   Occupancy Rate                      78%        82%
   Average Annual Base
    Rent Per Square Foot               $8.31     $8.44

   Raleigh Springs has two tenants which occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2001:

                             Annual             Lease
                  Square     Base  Expiration  Renewal      Nature of
Tenant             Feet      Rent    Date      Options     Business
Toys "R" Us       36,416  $218,496  10/2017   10/5 yrs ea.  Toy Store
Sav A Lot         13,400        --(a)
Others            39,836   544,218  Various    Various
Vacant            24,618        --
                 114,270  $762,714

(a) Tenant's rent did not start until the end of December.

     T.J. Maxx, a former anchor tenant, vacated its space in January 1996 but continued to pay rent through its lease expiration, March 31, 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J. Maxx space. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. Due to the vacancy, cash flow from Raleigh Springs decreased in 2001. However, in the fourth quarter of 2001, the Partnership leased this space to Sav A Lot, a national grocery chain. In the first quarter of 2002, the health group gave notice to the Partnership that it will be vacating the 9,500 square feet it occupies at the expiration of its base term in April, 2002. The Partnership anticipates that Raleigh Springs will be in a negative cash flow position until this space is released.

     In 2000, the Partnership received three offers for Raleigh Springs. The offers ranged from $5.625 million to $6.2 million. The Partnership successfully negotiated an increase in the highest offer to $6.5 million and subsequently accepted this offer. The Partnership executed the contract for sale. The buyer had a 45 day due diligence period during which it could formally accept or reject the sale. Late in the third quarter the Partnership received notice that the potential purchaser terminated the contract. After extensive negotiation, the contract was reinstated at $5,835,000. However, the potential purchaser again rejected the contract in March, 2001.

     Effective March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs mortgage loan. Under the terms of the proposal, the maturity date will be extended to April 1, 2007. The loan which will continue to bear interest at 10% per annum, will continue to be payable in monthly installments of principal and interest of $46,839 (base upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007.
(b) Fortune Professional Building ("Fortune")

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

     Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 2001 was 4.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan has been extended through June 30, 2002. The occupancy level at Fortune at December 31, 2001 was 66%, compared to 56% at December 31, 2000. In the third quarter of 2001, the Partnership changed the on-site leasing and management representative in order to improve the property's occupancy. In addition, the Partnership has replaced the local representative marketing the property for sale.

     Management of the Partnership is actively marketing the vacant space. Based on management's best estimates, at December 31, 2001, real estate held for sale was reduced to approximately $960,000 due in part to a decline in occupancy.

      In 2001, the Partnership repaid principal in the amount of $99,968. The outstanding balance of the Replacement Loan was $470,828 at December 31, 2001.

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

     The economic occupancy rate and average annual base rent per square foot at December 31, 2001 and 2000 were as follows:

                                        2001   2000
    Occupancy Rate                      66%    56%
    Average Annual Base
    Rent Per Square Foot              $11.58  $11.75

     Fortune has no tenants that individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2001:

                                 Annual    Lease
                       Square      Base   Expiration   Renewal
Tenant                  Feet       Rent      Date      Options
Others                 19,450   $207,908   Various     Various
Vacant                 10,050         --
                       29,500   $207,908


(c) Strawberry Fields Shopping Center ("Strawberry Fields")

     On December 12, 1985, the Partnership and Brauvin Real Estate Fund L.P. 5 ("BREF 5"), an affiliated public real estate limited partnership, formed a joint venture (the "Strawberry Joint Venture") to purchase Strawberry Fields located in West Palm Beach, Florida for $9,875,000. The Partnership had a 58% interest and BREF 5 had a 42% interest in the joint venture which owns Strawberry Fields. The purchase was funded with $3,875,000 cash at closing and $6,000,000 from the proceeds of a first mortgage loan.

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

     Strawberry Fields is a neighborhood retail development constructed on an 11.87 acre site in 1985. Strawberry Fields was initially anchored by Florida Choice, a combination food, drug and general merchandise chain. In 1987, the Kroger Company ("Kroger") purchased Family Mart, the original lessee, and renamed the store. Kroger then closed the Florida Choice store in November 1988; however, the original lease terms remained in effect and Kroger continued to pay rent. Although Kroger was obligated to continue to pay rent through March 31, 2005, the Strawberry Joint Venture located and approved a sublease for a replacement tenant, Syms, a national discount clothing retailer, to sublease the space for the remainder of the original lease term. Strawberry Fields' main building contains 103,614 square feet of retail space and is complemented by two outparcel sites plus an older 5,400 square foot Uniroyal tire and automotive outlet. The outparcel sites are leased to Taco Bell, a division of Tricon Global, and Flagler National Bank.

     The Partnership received three bids on Strawberry Fields during the latter part of 1999. After negotiation the Strawberry Joint Venture accepted the high bid of $5.43 million and entered into a contract for sale. However, the prospective purchaser terminated its interest in the property during its due diligence period. Subsequently, the Strawberry Joint Venture received another offer for $5.35 million. However, although the offer exceeded the November, 1998 appraised value of $4.8 million, the offer, after transaction costs, was below the mortgage balance at the time. The Strawberry Joint Venture accepted the initial high bid in part because the property's underlying mortgage loan was coming due and the Strawberry Lender indicated that it would not extend the maturity. However, in the second quarter of 2000, the Strawberry Joint Venture was successful in extending the loan for a two year period. This extension allowed the Partnership to continue to market the property and seek a greater sales price.

     In 2001, the Partnership received an offer to purchase Strawberry Fields for approximately $5.585 million. In addition, Syms exercised its right of first refusal on the sale of the property. Accordingly, the Strawberry Joint Venture executed a purchase and sale agreement with Syms for the $5.585 million in the second quarter of 200l.

     On July 20, 2001, Strawberry Fields was sold to Syms for the contract price. At closing, the Strawberry Joint Venture received net sales proceeds of approximately $299,000.


(d) Sabal Palm Square ("Sabal Palm")

     On October 31, 1986, the Partnership and BREF 5 formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership has a 47% interest and BREF 5 has a 53% interest in the joint venture which owns Sabal Palm. The purchase was funded with $2,724,000 cash at closing and a $3,200,000 interim loan. On February 19, 1987, the joint venture obtained a first mortgage loan in the amount of $3,200,000 collateralized by Sabal Palm from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992, and required payments of principal and interest based on a 30 year amortization schedule.

     Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matures on March 26, 2002.
A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. The outstanding mortgage balance encumbered by the property was $3,028,386 at December 31, 2001.

     Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Winn-Dixie food store and Walgreens. Winn-Dixie completed an approximately 6,500 square foot expansion in the fourth quarter of 1992. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm had an 84% economic occupancy at December 31, 2001.

     In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for the rental payments under its lease at Sabal Palm until April 2005. Winn-Dixie failed to timely pay its rental obligation for November and December 2001 and from January through March 2002, and is currently in default. The Partnership has filed suit against Winn Dixie and is pursuing its legal remedies against the tenant.

     On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its termination of the lease in April 30, 2025. The General Partners are considering potential lease buyout and potential releasing strategies for these tenants.

     The economic occupancy rate and average annual base rent per square foot at December 31, 2001 and 2000 were as follows:

                                        2001   2000
   Occupancy Rate                       84%     86%

   Average Annual Base
    Rent Per Square Foot               $5.94   $5.11

     Sabal Palm has two tenants that individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2001:

                        Annual   Lease
               Square    Base    Expiration  Renewal      Nature of
Tenant          Feet     Rent      Date       Options     Business
Winn-Dixie     41,983 $186,982   4/2005    5/5 yrs ea.    Food Store
Walgreens      13,000   81,252   4/2025(a) 2/5 yrs ea.    Drug Store
Others         19,325  181,243   Various    Various
Vacant         14,625       --
               88,933 $449,477

  (a) Tenant has a right to terminate lease at April, 2005.

     In total, Sabal Palm has received six offers on the property from unaffiliated parties ranging in price from $2.2 million to $3.4 million. After negotiation Sabal Palm accepted the highest offer and completed negotiating the sale contract in June 2000. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period.

     In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The $3.36 million proposed sales price exceeded the November, 1998 appraised value of $3.25 million. The potential purchaser had a 60 day due diligence period. This buyer also terminated the contract within the due diligence period.

     As a result of the two vacant anchor spaces representing more than 55,000 square feet of space or 62% of the property, this center has proved very difficult to sell. The Partnership is continuing to market this property for sale. In addition, the Partnership is reviewing a number of potential possibilities to have Winn-Dixie "buy out" its remaining lease obligation at a discount and to use the proceeds to split its space into smaller more leaseable units in an effort to sublease either or both of the "dark" anchors. The Partnership has made material progress in this regard; but, no definitive conclusion has been reached. To the extent the Partnership is successful replacing Winn Dixie with smaller tenants, the redemizing of the anchor space will require a substantial investment by the Partnership into the property. Any such investment will be evaluated on the benefits to the Partnership including the increased potential value to the Partnership and the likelihood that the property will be sold sooner. In addition, the Partnership has approached the lender regarding allowing Winn-Dixie to buy out its lease and a potential extension of the loan maturity.
In the third quarter of 2001, the Partnership received notification that the lender would not agree to the Partnership's request. As a result of the lender rejecting the Partnerships request and Winn-Dixie's current lease default, in the third quarter of 2001, Sabal Palm recorded an adjustment to liquidation basis of $114,367 related to an other than temporary decline in the value of real estate for Sabal Palm.

     In the fourth quarter of 2001, Sabal Palm recorded a further adjustment to liquidation basis of $7,508 related to an other than temporary decline in the value of real estate at Sabal Palm.

     As of December 31, 2001, the Partnership has adjusted the carrying value of this property to the approximate outstanding mortgage loan.

     In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot a national grocery chain for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces. However, at this time, there can be no assurance that the joint venture and this potential tenant will execute the lease as the terms are presented. Further, Walgreens has approached the joint venture with a proposal to sublease their space in the center to another retail tenant. The joint venture is currently reviewing this proposal.

Risks of Ownership

     The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of the leases, including making base rent payments or percentage rent payments to the Partnership. Such defaults by one or more of the tenants could have an adverse effect on the financial situation of the Partnership. Furthermore, the Partnership may be unable to replace these tenants due to competition in the market at the time any vacancy occurs. Additionally, there are costs to the Partnership when replacing tenants such as leasing commissions and tenant improvements which could be substantial. Such improvements may require expenditure of Partnership funds otherwise available for distribution.

Item 3.  Legal Proceedings.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.


                               PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

     At December 31, 2001, there were approximately 590 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

     Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

     There were no cash distributions to Limited Partners in 2001 and 2000.

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

     On June 20, 2001, the Partnership received an unsolicited tender offer to purchase up to 4,770 of the outstanding Units for $100 per Unit. The offer was made by a group that beneficially owned the economic interests with respect to approximately 18.95% of the outstanding Units. The offer period expired on August 17, 2001. Subsequent to August 17, 2001 the tender offer was increased to $120
per unit and the term was extended to October 1, 2001.   As of October
1, 2001, 461 economic interests were transferred as a result of this tender offer. Upon completion of the offer, the purchasers held an aggregate of approximately 2,270.75 economic interests, or approximately 24% of the total outstanding Units. Included in the aggregate total of 2,270.75 are 166.75 Units that were purchased on the secondary market.

     The General Partners remained neutral as to the particular merits or risks associated with these tender offers. The General Partners cautioned that the ultimate amount actually received by each Limited Partner who did not tender their Units would be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

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

     In 2001, over 1,000 potential investors were contacted regarding the sale of the properties. Of this group, approximately 180 became registered potential buyers for the properties. Combined with prior periods, there have been approximately 300 potential buyers. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation.

Property Status

     Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 2001 was 4.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan has been extended through June 30, 2002. The occupancy level at Fortune at December 31, 2001 was 66%, compared to 56% at December 31, 2000. In the third quarter of 2001, the Partnership changed the on-site leasing and management representative in order to improve the property's occupancy. In addition, the Partnership has replaced the local representative marketing the property for sale.

     In 1996, Raleigh Springs lost an anchor tenant, T.J. Maxx, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. The occupancy rate at Raleigh at December 31, 2001 was 78%, compared to 82% at December 31, 2000. However, during the second quarter of 2001, the Partnership executed a letter of intent with a national grocery chain for space representing approximately 12% of the center. In the fourth quarter 2001, this space was successfully leased to Sav A Lot. In the first quarter of 2002, the health group gave notice to the Partnership that it will be vacating the 9,500 square feet it occupies and the expiration of its base term is April, 2002. The Partnership anticipates that this property will be in a negative cash flow position until this space is released.

     In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments were based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments. The Partnership negotiated an extension of the terms of the mortgage on August 26, 1999 and August 30, 2000. The
mortgage has been extended through April 1, 2002.    In March of 2002,
the lender verbally agreed to a twelve month extension of the existing loan, subject to certain terms and conditions. Documentation is currently being prepared by the lender. There can be no assurances that the extension will ultimately be executed. The Partnership is current on its mortgage payments for the Raleigh Springs loan.

     In 2000, the Partnership received three offers for Raleigh Springs. The offers ranged from $5.625 million to $6.2 million. The Partnership successfully negotiated an increase in the highest offer to $6.5 million and subsequently accepted this offer. The Partnership executed the contract for sale. The buyer had a 45 day due diligence period during which it could formally accept or reject the sale. Late in the third quarter the Partnership received notice that the potential purchaser terminated the contract. After extensive negotiation, the contract was reinstated at $5,835,000. However, the potential purchaser again rejected the contract in March, 2001. The Partnership received $15,000 of the earnest money as settlement of potential legal claims against the contract party.

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

     In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005. Winn-Dixie failed to timely pay its rental obligation for November and December 2001 and January through March, 2002. Winn-Dixie is currently in default and the Partnership is pursuing its legal remedies against the tenant.

     On August 7, 2000 Sabal Palm was given notice that Walgreens will vacate the space prior to their lease termination of April 30, 2025. The General Partners are considering potential lease buyout and potential releasing strategies for these tenants.

     In total, Sabal Palm has received six offers on the property ranging in price from $2.2 million to $3.4 million. After negotiation Sabal Palm accepted the highest offer and completed negotiating the sale contract in June 2000. The buyer had a 60 day due diligence period. The buyer terminated the contract within the due diligence period.

     In September 2000, Sabal Palm completed negotiating a new contract for the sale of the property. The $3.36 million proposed sales price exceeded the November, 1998 appraised value of $3.25 million. The potential purchaser had a 60 day due diligence period. This buyer also terminated the contract within the due diligence period.

     As a result of the two vacant anchor spaces representing more than 55,000 square feet of space or 62% of the property, this center has proved very difficult to sell. The Partnership is continuing to market this property for sale. In addition, the Partnership is reviewing a number of potential possibilities to have Winn-Dixie "buy out" their remaining lease obligation at a discount and to use the proceeds to split its space into smaller more leaseable units in an effort to sublease either or both of the "dark" anchors. The Partnership has made material progress in this regard; but, no definitive conclusion has been reached. To the extent the Partnership is successful replacing Winn Dixie with smaller tenants, the redemizing of the anchor space will require a substantial investment by the Partnership into the property. Any such investment will be evaluated on the benefits to the Partnership including the increased potential value to the Partnership and the likelihood that the property will be sold sooner. In addition, the Partnership has approached the lender regarding allowing Winn-Dixie to buy out their lease and a potential extension of the loan maturity. In the third quarter of 2001, the Partnership received notification that the lender would not agree to the Partnership's request. As a result of the lender rejecting the Partnerships request and Winn-Dixie's current lease default, in the third quarter of 2001, Sabal Palm recorded an adjustment to liquidation basis of $114,367 related to an other than temporary decline in the value of real estate for Sabal Palm.

     In the fourth quarter of 2001, Sabal Palm recorded a further adjustment to liquidation basis of $7,508 related to an other than temporary decline in the value of real estate at Sabal Palm.

     In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot a national grocery chain for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces. However, at this time, there can be no assurance that the joint venture and this potential tenant will execute the lease as the terms are presented. Further, Walgreens has approached the joint venture with a proposal to sublease their space in the center to another retail tenant. The joint venture is currently reviewing this proposal.

     Due to the nonpayment of Winn-Dixie's rental obligations, the Partnership did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 as a result, the Partnership is currently in default on its loan. However, the lender has taken no action and the twelve month extension currently being contemplated with the lender will include the Partnership's payment of all past due amounts.

     As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2001.

     The General Partners expect to distribute proceeds from operating cash flow, if any, and from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time that will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancing or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations. The Partnership anticipates the loss of its second largest tenant at Raleigh Springs. As a result of a loss of this tenant, Raleigh Springs will likely not cover its operating expenses until additional leasing is achieved. With regard to Sabal Palm, if the retenanting of the anchor space is successful, an additional capital investment will be required. In addition, it is likely that the Partnership will be required to make a significant loan reduction for the Fortune property in order to extend the term of the debt. The debt matures in June, 2002.

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

     An affiliate of the Partnership and the General Partners is assigned responsibility for day-to-day management of the properties. The affiliate receives a combined management and leasing fee which cannot exceed 6% of gross revenues generated by the properties. Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, e.g., independent leasing agents. In all instances, fees paid by the Partnership to the property management affiliate are, in the General Partners' opinion, comparable to fees that would be paid to independent third parties.


Results of Operations for the years ended December 31, 2001 and 2000

     The Partnership generated a net loss of $97,000 for the year ended December 31, 2001 as compared to net income of $139,000 for the same period in 2000. The $236,000 decrease in net income is the result of a decrease in total income of $538,000,and a decrease in total expenses of $45,000. Minority interest share in Strawberry's net income decreased $276,000 and equity interest in Sabal Palm's net loss decreased $138,000. Also affecting net income was the gain on the sale of Strawberry in the amount of $720,000 and an increase in the adjustment to liquidation basis of $49,000.

     Total income for the year ended December 31, 2001 was $1,752,000 as compared to $2,290,000 for the same period in 2000. This decrease in total income was primarily a result of a $491,000 decrease in rental income, a $22,000 decrease in interest income and a $26,000 decrease in other income. Rental income decreased primarily as a result of a decrease in rental income at Strawberry of $355,000, which was a result of the property being sold on July 20, 2001. In addition, also affecting rental income were decreases at Raleigh and Fortune of $90,000 and $46,000, respectively, primarily as a result of the decrease in occupancy during 2001. Interest income decreased as a result of the decline in interest rates.

     Total expenses for the year ended December 31, 2001 were $1,764,000 as compared to $1,809,000 for the same period in 2000. The $45,000 decrease in total expense was primarily a result of a $200,000 decrease in interest expense, a $19,000 decrease in real estate tax expense, a $30,000 decrease in management fees, and a $15,000 decrease in operating expense, partially offset by a $212,000 increase in repairs and maintenance expense. Interest expense, real estate tax expense, management fees, and operating expense decreased primarily as a result of the sale of Strawberry on July 20, 2001. Repairs and maintenance increased primarily as a result of roof and parking lot repairs at Raleigh Springs.

Results of Operations for the year ended December 31, 2000 (Liquidation Basis) and the period January 1, 1999 thru July 12, 1999 (Going Concern Basis) and July 13, 1999 thru December 31, 1999 (Liquidation Basis)

     As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting.

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

Item 8. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.

   On November 6, 2001 the Partnership dismissed Deloitte & Touche LLP as its independent accountant. Deloitte & Touche LLP's report on the financial statements for 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. In the Partnership's fiscal years ended 1999 and 2000 and the subsequent interim period preceding the dismissal there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which would have caused Deloitte & Touche LLP to make reference to the matter in their report. There were no reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

   On November 7, 2001, the Partnership engaged Altschuler, Melvoin and Glasser LLP as its independent accountant. Neither the Partnership (nor someone on its behalf) consulted Altschuler, Melvoin and Glasser LLP regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event.


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

Mr. Jerome J. Brault . . . . . . .Chairman of the Board of Directors,
                                              Director and President

Mr. James L. Brault. . . . . . . . . . . Vice President and Secretary

Mr. Thomas E. Murphy . . . . . . . . . . . . . . . . . Treasurer and
                                             Chief Financial Officer

    The business experience during the past five years of the General Partners, officers and directors is as follows:

    MR. JEROME J. BRAULT (age 68) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner.
He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

    MR. JAMES L. BRAULT (age 41) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is the president of Brauvin Capital Trust, Inc.
Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

    MR. THOMAS E. MURPHY (age 35) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Prior to joining the Brauvin organization he was in the accounting department of Zell/Merrill Lynch and First Capital Real Estate Funds where he was responsible for the preparation of the accounting and financial reporting for several real estate limited partnerships and corporations. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

    The General Partners received an allocation of the Partnership's net income or loss for 2001 and 2000.

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

(c) Form 8-K.

    On November 6, 2001, the Partnership dismissed Deloitte & Touche LLP as its independent accountant. Additionally on November 7, 2001 the Partnership engaged Altschuler, Melvoin and Glasser LLP as its independent accountant. This Form 8-K was dated November 6, 2001 and filed on November 14, 2001.

(d) An annual report for the fiscal year 2001 will be sent to the Limited Partners subsequent to this filing.




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




Dated: April 29, 2002


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page

Independent Auditors' Report . . . . . . . . . . . . . . .  F-2

Independent Auditors' Report . . . . . . . . . . . . . . .  F-3

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2001 (Liquidation Basis) . . . . . . . . F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2001  (Liquidation Basis)  . . . . . . . . . . F-5

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2000  (Liquidation Basis)  . . . . . . . . . . F-6

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000 (Liquidation Basis). . . . . . . F-7

Notes to Consolidated Financial Statements  . . . . . . . . F-8

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.


                       INDEPENDENT AUDITORS' REPORT

Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 4, as of December 31, 2001, and for the year then ended as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 4 and subsidiary at December 31, 2001, and the results of their operations for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
February 8, 2002, except as to
Note 8 which is as of March 11, 2002 and
Note 7 which is as of April 23, 2002



                 INDEPENDENT AUDITORS' REPORT

To the Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 4 and subsidiary for the year ended December 31, 2000 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of Brauvin Real Estate Fund L.P. 4 and subsidiary for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP


Chicago, Illinois
April 23, 2001



     CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                         DECEMBER 31, 2001
                        (LIQUIDATION BASIS)


ASSETS

Real estate held for sale                              $ 6,983,000
Investment in Sabal
  Joint Venture (Note 7)                                    66,276
Cash and cash equivalents                                  954,015
Tenant receivables                                         117,659
Utility deposits                                             2,707
Other assets                                                13,560

    Total Assets                                         8,137,217

LIABILITIES
Mortgage notes payable (Note 4)                          4,930,012
Accounts payable and accrued expenses                      195,176
Deferred gain on sale of real estate (Note 2)              464,312
Reserve for estimated costs during
    the period of liquidation (Note 2)                     189,875
Tenant security deposits                                    26,645
Due to affiliates                                            2,804

    Total Liabilities                                    5,808,824

MINORITY INTEREST IN
 STRAWBERRY JOINT VENTURE                                  175,244

Net Assets in Liquidation                              $ 2,153,149








    See accompanying notes to consolidated financial statements.




CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION  FOR
                  THE YEAR ENDED DECEMBER 31, 2001
                        (LIQUIDATION BASIS)


Net assets in liquidation at January 1, 2001            $2,249,655

Gain on sale of property                                   720,295

Loss from operations                                      (816,801)


Net assets in liquidation at
    December 31, 2001                                   $2,153,149









    See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                FOR THE YEAR ENDED DECEMBER 31, 2000
                        (LIQUIDATION BASIS)



Net assets in liquidation at
    January 1, 2000                                     $2,110,441

Income from operations                                     139,214

Net assets in liquidation at
    December 31, 2000                                   $2,249,655











      See accompanying notes to consolidated financial statements.



               CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                        (LIQUIDATION BASIS)

                                         2001          2000
INCOME
Rental                               $1,429,209    $1,919,749
Interest                                 30,047        51,646
Other, primarily tenant
    expense reimbursements              293,155       318,912
    Total income                      1,752,411     2,290,307
EXPENSES
Interest                                688,228       888,658
Real estate taxes                       254,240       273,462
Repairs and maintenance                 285,988        73,513
Management fees (Note 5)                 97,073       127,116
Other property operating                103,236       117,808
General and administrative              335,284       328,405
    Total expenses                    1,764,049     1,808,962
(Loss) income before
    minority and equity
    interests                           (11,638)      481,345
Minority interest's
    share of Strawberry Fields
    Joint Venture's net income         (373,824)      (97,899)
Equity interest in Sabal
    Palm Joint Venture's
    net (loss) income                   (85,214)       53,143
Net (loss) income before
 adjustment to liquidation
 basis and gain on sale of
 property                              (470,676)      436,589
Adjustment to liquidation
 basis                                 (346,125)     (297,375)
Gain on sale of property                720,295            --

Net (loss) income                    $  (96,506)   $  139,214
Net (loss) income allocated
    to the General Partners          $     (965)   $    1,392
Net (loss) income allocated
    to the Limited Partners          $  (95,541)   $  137,822
Net (loss) income per
    Limited Partnership
    Interest (9,550 units
    outstanding)                     $   (10.00)   $    14.43
     See accompanying notes to consolidated financial statements



(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

     The financial statements consolidate the accounts of Brauvin Real Estate Fund L.P. 4 (the "Partnership") and a joint venture ("Strawberry Joint Venture") in which the Partnership has a 58% interest. Additionally, the Partnership has a 47% interest in another joint venture, which is accounted for using the equity method of accounting.

     The Partnership is a Delaware limited partnership organized for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. The General Partners of the Partnership are Brauvin Ventures, Inc. and Jerome J. Brault. Mr. Cezar
M. Froelich resigned as a director of the corporate general partner in December 1994, and resigned as an Individual General Partner effective 90 days from August 14, 1997. Brauvin Ventures, Inc. is owned by
A.G.E. Realty Corporation Inc.(50%), and by Messrs. Brault (beneficially) (25%) and Froelich (25%). A. G. Edwards & Sons, Inc.
and Brauvin Securities, Inc., affiliates of the General Partners, were the selling agents of the Partnership. The Partnership is managed by an affiliate of the General Partners.

     The General Partners of the Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission which became effective on February 16, 1984. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 30, 1984 and the Partnership was formed. The Partnership's offering closed on December 31, 1984. A total of $9,550,000 of Units were subscribed and issued between February 16, 1984 and December 31, 1984 pursuant to the Partnership's public offering.

     Properties acquired by the Partnership either directly or indirectly through joint ventures are: (a) Fortune Professional Building; (b) Raleigh Springs Marketplace; (c) Strawberry Fields Shopping Center(which was sold in July 2001) and (d) Sabal Palm Shopping Center.

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

     Basis of Presentation

     As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2001.

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

     Consolidation of Joint Venture Partnership

     The Partnership owns a 58% equity interest in an affiliated joint venture ("Strawberry Joint Venture") which had acquired Strawberry Fields Shopping Center ("Strawberry Fields"). The accompanying consolidated financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Strawberry Joint Venture. The minority interest in the consolidated joint venture is adjusted for the joint venture partner's share of income or loss and any cash contributions or cash disbursements from the joint venture partner, Brauvin Real Estate Fund L.P. 5 ("BREF 5"). All significant intercompany balances and transactions have been eliminated.

     Investment in Joint Venture Partnership

     The Partnership owns a 47% equity interest in Sabal Palm Joint Venture (see Note 7). Sabal Palm is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Sabal Palm Joint Venture at estimated net realizable value using the equity method of accounting.

     Investment in Real Estate

     Prior to the preparation of the financial statements on the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost including acquisition costs, leasing commissions, tenant improvements and net of impairment. Depreciation and amortization were recorded on a straight-line basis over the estimated economic lives of the properties, which approximate 38 years, and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (see Note 4).

     The Partnership records impairment charges to reduce the cost basis of real estate to its estimated fair value when the real estate is judged to have suffered an impairment that is other than temporary.
The Partnership has performed an analysis of its long-lived assets, and the Partnership's management determined that there were no events or changes in circumstances that indicated that the carrying amount of the assets may not be recoverable at December 31, 2001, except as detailed in Note 2.

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

     The fair value estimates presented herein are based on information available to management as of December 31, 2001, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     In connection with the adoption of the liquidation basis of accounting, which approximates fair value at December 31, 2001, (Note
2), assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002.
SFAS requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation (which was formerly covered by portions of Accounting Principles Board Opinion No. 30).

     The Partnership does not believe that the adoption of SFAS 141, 142, 143 and 144 will have a significant impact on its financial statements.

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

     As of December 31, 2001, the Partnership adjusted its investment in real estate for the Raleigh Springs property. The effects of this adjustment was an increase in the real estate held for sale and an increase in deferred gain of $18,500.

     In the fourth quarter of 2001, the Partnership recorded a reduction in real estate held for sale of $346,125 related to other than temporary decline in the value of real estate for the Fortune property.

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

     The Agreement provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 10% per annum, cumulative, non-compounded return on their Adjusted Investment (the "Preferential Distribution"), as such term is defined in the Agreement. In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said year, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment; (b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and
(c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners.

     At December 31, 2001, the Preferential Distribution Deficiency will not be achieved by the Partnership.

(4)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 2001 consist of the following:
                                    Interest      Date
                            2001      Rate         Due
Raleigh Springs
    Marketplace         $ 4,459,184(a) 10%        04/02
Fortune Professional
    Building                470,828(b) 4.75%      06/02

                        $ 4,930,012

     Raleigh Springs Marketplace and Fortune Professional Building serve as collateral under the respective nonrecourse debt obligations.

     (a) Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. In March of 2002, the lender verbally agreed to a twelve month extension of the existing loan, subject to certain terms and conditions. Documentation is currently being prepared by the lender. There can be no assurances that the extension will ultimately be executed. The carrying value of Raleigh at December 31, 2001 was approximately $6,026,500.

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

     On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at December 31, 2001 was 4.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 2001, the Partnership was in violation of its annual debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 2001.

     The carrying value of Fortune at December 31, 2001 was adjusted to $956,500.

     The Partnership is required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of approximately $4,420,000 on April 1, 2002 and for Fortune Office Building in the amount of approximately $442,000 on June 30, 2002. However, the Partnership has reached an agreement in principle to extend the existing mortgage loan for Raleigh Springs Marketplace through April 2007 under the same terms and conditions of the existing loan

(5)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses paid or payable to the General Partners or their affiliates for the years ended December 31, 2001 and 2000 were as follows:

                                   2001                  2000
Management fees                  $89,669              $119,918
Reimbursable office expenses     115,541               126,565

     The Partnership had made all payments to affiliates except for $2,804 for management fees, as of December 31, 2001.

(6)  OPERATING LEASES

     The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (excluding escalation amounts) is as follows:

Year ended December 31,
          2002                     $  758,976
          2003                        619,221
          2004                        474,246
          2005                        246,726
         2006                         218,496
          Thereafter                2,367,040
          Total                    $4,684,705

     Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from Toys "R" Us at Raleigh approximate 15.29% of rental income for the Partnership for the year ended December 31, 2001.
(7)  EQUITY INVESTMENT

     The Partnership owns a 47% interest in Sabal Palm Joint Venture ("Sabal Palm") and accounts for its investment under the equity method.

     The following are condensed financial statements for Sabal Palm:

                                   Liquidation Basis
                                    December 31,
                                        2001

Real estate held for sale                  $3,028,375
Other assets                                  234,922
                                            3,263,297

Mortgage note payable                       3,028,386
Other liabilities                              90,224
                                            3,118,610
Net assets in liquidation                  $  144,687




                           Liquidation Basis
                  For the years ended December 31,


                                       2001              2000

Rental income                         $481,081         $526,055
Other income                            63,760           86,837
                                       544,841          612,892
Mortgage and
 other interest                        276,762          280,277
Adjustment to liquidation              121,875               --
Operating and
 administrative expenses               327,512          219,544

                                       726,149          499,821


Net(loss)income                      $(181,308)        $113,071


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

    In the second quarter of 1998, Winn-Dixie vacated its space at the center. Winn-Dixie remains liable for rental payments under its lease at Sabal Palm until April 2005. Winn-Dixie failed to timely pay its rental obligation for November and December 2001 and January through March 2002 and is currently in default.

    On August 7, 2000 Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2025. The General Partners are considering potential lease buyout and potential releasing strategies for these tenants.

     The Partnership has approached the lender regarding allowing Winn-Dixie to buy out its lease and a potential extension of the loan maturity. In the third quarter of 2001, the Partnership received notification that the lender would not agree to the Partnership's request. As a result of the lender rejecting the Partnership's request and Winn-Dixie's current lease default, in the third quarter of 2001, Sabal Palm recorded an adjustment to the liquidation basis of accounting of $114,367 related to an other than temporary decline in the value of real estate for Sabal Palm.

    In the fourth quarter of 2001, Sabal Palm recorded a further adjustment to liquidation basis of $7,508 related to an other than temporary decline in the value of real estate at Sabal Palm.

    In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot a national grocery chain for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces.
However, at this time, there can be no assurance that the joint venture and this potential tenant will execute the lease as the terms are presented. Further, Walgreens has approached the joint venture with a proposal to sublease their space in the center to another retail tenant. The joint venture is currently reviewing this proposal.

    As a result of nonpayment of Winn-Dixie's rental obligations, the Partnership did not make its mortgage payments for Sabal Palm in November and December 2001.


(8) SUBSEQUENT EVENT

    Under date of March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date will be extended to April 1, 2007. The loan which will continue to bear interest at 10% per annum, will continue to be payable in monthly installments of principal and interest of $46,839 (base upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007.

                           EXHIBIT INDEX


Exhibit (21)  Subsidiaries of the Registrant


                            Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin Strawberry Fields
    Joint Venture                                   Florida

Brauvin Sabal Palm Joint Venture                    Florida