Form 10QSB
period 2002-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2002-06-05
CIK 736908

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

   For the quarterly period ended      March 31, 2002

                                or

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

          Consolidated Statement of Net Assets in Liquidation
          as of March 31, 2002 (Liquidation Basis) . . . . . . . . . . 4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2002 to
          March 31, 2002 (Liquidation Basis) . . . . . . . . . . . . . 5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2001 to
          March 31, 2001 (Liquidation Basis) . . . . . . . . . . . . . 6

          Consolidated Statements of Operations for the
          three months ended March 31, 2002 and 2001
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

Item 6.   Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .28

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to March 31, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to March 31, 2001 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form 10-KSB.



   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2002 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                               $6,983,000
Investment in Sabal
  Joint Venture (Note 6)                                    75,634
Cash and cash equivalents                                  741,189
Tenant receivables                                          82,692
Other assets                                                 7,017
Utility deposits                                             2,707

  Total Assets                                           7,892,239

LIABILITIES
Mortgage notes payable (Note 4)                          4,886,147
Accounts payable and accrued expenses                      156,162
Deferred gain on sale of real estate (Note 2)              464,312
Reserve for estimated costs during
  the period of liquidation                                189,875
Tenant security deposits                                    22,725
Due to affiliates                                           18,565

  Total Liabilities                                      5,737,786

MINORITY INTEREST IN
 STRAWBERRY JOINT VENTURE                                   (1,359)

Net Assets in Liquidation                               $2,155,812









  See accompanying notes to consolidated financial statements.



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2002 TO MARCH 31, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2002            $2,153,149

Income from operations                                       2,663

Net assets in liquidation at March 31, 2002             $2,155,812








  See accompanying notes to consolidated financial statements



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2001 TO MARCH 31, 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)


Net assets in liquidation at January 1, 2001            $2,249,655

Income from operations                                      77,875

Net assets in liquidation at March 31, 2001             $2,327,530




















  See accompanying notes to consolidated financial statements.



             CONSOLIDATED STATEMENTS OF OPERATIONS
      For the three months ended March 31, 2002 and 2001
                      (Liquidation Basis)
                          (Unaudited)


                                         2002          2001
INCOME
Rental                                 $233,132      $459,958
Interest                                    408        10,751
Other, primarily tenant
  expense reimbursements                 56,073        83,588
  Total income                          289,613       554,297

EXPENSES
Interest                                119,026       217,618
Real estate taxes                        50,498        69,110
Repairs and maintenance                  27,377        14,843
Management fees (Note 5)                 20,787        27,406
Other property operating                 22,751        29,193
General and administrative               55,869        85,604
  Total expenses                        296,308       443,774

(Loss)income before minority
  and equity interests                   (6,695)      110,523

Minority interest's
  share of Strawberry Fields
  Joint Venture's net income                 --       (35,625)

Equity interest in Sabal
  Palm Joint Venture's
  net income                              9,358         2,977

Net income                             $  2,663      $ 77,875
Net income allocated
  to the General Partners              $     27      $    779

Net income allocated
  to the Limited Partners              $  2,636      $ 77,096

Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)                         $   0.28      $   8.07


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

  The General Partners of the Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission, which became effective on February 16, 1984. The sale of the minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on April 30, 1984 and the Partnership was formed. The Partnership's offering closed on December 31, 1984.
A total of $9,550,000 of Units were subscribed and issued between February 16, 1984 and December 31, 1984 pursuant to the Partnership's public offering.

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2002.

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

  Consolidation of Joint Venture Partnership

  The Partnership owns a 58% equity interest in an affiliated joint venture ("Strawberry Joint Venture"), which acquired Strawberry Fields Shopping Center ("Strawberry Fields"). The accompanying consolidated financial statements include 100% of the assets, liabilities, operations and partners' capital of Strawberry Joint Venture. The minority interest in the consolidated joint venture is adjusted for the joint venture partner's share of income or loss and any cash contributions to or cash disbursements from the joint venture partner, Brauvin Real Estate Fund L.P. 5 ("BREF 5"). All significant intercompany balances and transactions have been eliminated.

  Investment in Joint Venture Partnership

  The Partnership owns a 47% equity interest in  Sabal Palm Joint
Venture. The accompanying financial statements include the investment in Sabal Palm Joint Venture at estimated net realizable value using the equity method of accounting.

  Investment in Real Estate

  Prior to the preparation of the financial statements on the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost, including acquisition costs, leasing commissions, and tenant improvements, and net of impairment losses. Depreciation and amortization were recorded on a straight-line basis over the estimated economic lives of the properties, which approximate 38 years, and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (see Note 4).

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

  The Partnership maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts. Management believes the Partnership is not exposed to any significant credit risk related to cash or cash equivalents.

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

  The fair value estimates presented herein are based on information available to management as of March 31, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, which approximates fair value at March 31, 2002 (Note
2), assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002. SFAS 143 requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation (which was formerly covered by portions of Accounting Principles Board Opinion No. 30).

  The Partnership does not believe that the adoption of SFAS 141, 142, 143 and 144 will have a significant impact on its financial statements.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable values and liabilities were adjusted to their estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

  As of June 30, 2001, the Partnership adjusted its investment in real estate to a subsequent offer that was presented for the sale of Raleigh Springs Marketplace. The effects of this adjustment was an increase in the real estate held for sale and an increase in deferred gain of $429,000.

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

  As of December 31, 2001, the Partnership adjusted its investment in real estate for Raleigh Springs Marketplace. The effects of this adjustment was an increase in the real estate held for sale and an increase in deferred gain of $18,500.

  In the fourth quarter of 2001, the Partnership recorded a reduction in real estate held for sale of $346,125 related to other than temporary decline in the value of real estate for the Fortune Professional Building.

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

  At March 31, 2002, the Preferential Distribution Deficiency equaled $14,695,065.
(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 2002 consist of the
following:
                                       Interest     Date
                                          Rate      Due
Raleigh Springs
  Marketplace            $ 4,429,905     (a)10%     04/02
Fortune Professional
  Building                   456,242     (b)4.75%   06/02

                         $ 4,886,147

     Raleigh Springs Marketplace and Fortune Professional Building serve as collateral under the respective nonrecourse debt obligations.

   (a) Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date will be extended to April 1, 2007. The loan which will continue to bear interest at 10% per annum, will continue to be payable in monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007. The carrying value of Raleigh Springs Marketplace at March 31, 2002 was approximately $6,026,500.

  (b) On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune Professional Building, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at March 31, 2002 was 4.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 2001, the Partnership was in violation of its annual debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 2001.

  The carrying value of Fortune at March 31, 2002 was approximately
$956,500.

  The Partnership was required to make balloon mortgage payments for Raleigh Springs Marketplace in the amount of approximately $4,420,000 on April 1, 2002 and for Fortune Professional Building in the amount of approximately $442,000 on June 30, 2002. However, the Partnership reached an agreement to extend the existing mortgage loan for Raleigh Springs Marketplace through April 2007 under the same terms and conditions of the existing loan. The Partnership has commenced discussions with the Fortune lender to extend the maturity of the current loan. However there can be no assurances that the lender will grant such an extension.

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the three months ended March 31, 2002 and
2001 were as follows:
                                             2002       2001

  Management fees                           $18,565    $26,544
  Reimbursable office expenses               25,052     31,792

  The Partnership had made all payments to affiliates, except for $18,565 for management fees, as of March 31, 2002.
(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                          March 31,
                                            2002
                                         (unaudited)
                                      (Liquidation Basis)
Real estate held for sale                  $3,028,375
Other assets                                  345,015
                                            3,373,390

Mortgage note payable                       3,028,386
Other liabilities                             180,408
                                            3,208,794

Net Assets in Liquidation                  $  164,596


                                For the three months ended
                                        (unaudited)
                                    (Liquidation Basis)
                                     March 31,        March 31,
                                       2002               2001
Rental income                         $115,538          $134,449
Other income                            13,460            12,634
                                       128,998           147,083
Mortgage and
  other interest                        67,318            68,347
Operating and
 administrative expenses                41,770            72,403
                                       109,088           140,750

Net income                            $ 19,910           $ 6,333

  The Sabal Palm first mortgage loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002. A portion of the proceeds of the first mortgage loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

  In the second  quarter of 1998, Winn-Dixie vacated its space at
the center.   Winn-Dixie failed to timely pay its rental obligation
for November and December 2001 and January through March 2002 and is currently in default.

  On August 7, 2000 Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2025. Walgreens has moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The General Partners are considering potential lease buyout and potential releasing strategies for this tenant.

  As a result of Winn-Dixie's lease default, in the third quarter of 2001, Sabal Palm recorded an adjustment to liquidation basis of $114,367 related to an other than temporary decline in the value of real estate at Sabal Palm.

  In the fourth quarter of 2001, Sabal Palm recorded a further adjustment to liquidation basis of $7,508 related to an other than temporary decline in the value of real estate at Sabal Palm.

  In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot a national grocery chain for 14,350 square feet (one of the demized spaces). In addition, the joint venture was in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces. However the tenant has withdrawn from the negotiations. Further, Walgreens has approached the joint venture with a proposal to sublease its space in the center to another retail tenant. The joint venture is currently reviewing this proposal.

  Due to the nonpayment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. However, the lender took no foreclosure action and the twelve month extension (as detailed above) with the lender included the joint venture's payment of all past due amounts thus curing the default.


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

  The Partnership intends to sell the properties under a closed bid process, which will include identification of target buyers with proven financing ability and performance of certain evaluations of the properties, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit.

  In 2001, over 1,000 potential investors were contacted regarding the sale of the properties. Of this group, approximately 180 became registered potential buyers for the properties. Combined with prior periods, there have been approximately 300 potential buyers. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation. Subsequent to the end of the second quarter, the Partnership engaged a new brokerage firm to assist in the marketing of the Partnership's properties for sale. The brokerage firm is national in scope and one of the largest real estate investment brokers in the country. The terms of the engagement are substantially similar to the terms previously negotiated.

Property Status

  Fortune Office Building

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at March 31, 2002 was 4.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan has been extended through June 30, 2002. The occupancy level at Fortune at March 31, 2002 was 68%, compared to 70% at March 31, 2001. In the third quarter of 2001, the Partnership changed the on-site leasing and management representative in order to improve the property's occupancy. In addition, the Partnership has replaced the local representative marketing the property for sale.

  Raleigh Springs Marketplace

  In 1996, Raleigh Springs lost an anchor tenant, T.J. Maxx, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. The occupancy rate at Raleigh at March 31, 2002 was 77%, compared to 80% at March 31,
2001.   In the fourth quarter 2001 approximately 12% of the center was successfully leased to Sav A Lot, a national grocery chain. In the first quarter of 2002, Methodist Hospital gave notice to the Partnership that it will be vacating the 9,500 square feet it occupies at the expiration of its base term which is April, 2002. In addition, Toys 'R Us , the anchor tenant at the property has given the Partnership notice of its intent to vacate its space in the second quarter of 2002. However, the Partnership anticipates that Toys 'R Us will continue to honor its lease obligations. The Partnership anticipates that this property will be in a negative cash flow position until this space is released. In the second quarter of 2002, the Partnership replaced its local leasing agent.

  In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments were based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments. The Partnership negotiated an extension of the terms of the mortgage on August 26, 1999 and August 30, 2000. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date will be extended to April 1, 2007. The loan, which will continue to bear interest at 10% per annum, will continue to be payable in monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal due on April 1, 2007.

  In 2000, the Partnership received three offers for Raleigh ranging from $5.625 million to $6.2 million. The Partnership successfully negotiated an increase in the highest offer to $6.5 million and subsequently accepted this offer. The Partnership executed the contract for sale. The buyer had a 45 day due diligence period during which it could formally accept or reject the sale. Late in the third quarter of 2000 the Partnership received notice that the potential purchaser terminated the contract. After extensive negotiation, the contract was reinstated at $5,835,000. However, the potential purchaser again rejected the contract in March, 2001. The Partnership received $15,000 of the earnest money as settlement of potential legal claims against the contract party.

  Strawberry Fields

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

  Sabal Palm Shopping Center

  Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On June 30, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan") secured by its real estate, from NationsBanc Mortgage Capital Corporation. The First Mortgage Loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and was scheduled to mature on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

  In the second  quarter of 1998, Winn-Dixie vacated its space at
the center.   Winn-Dixie failed to timely pay its rental obligation
for November and December 2001 and January through March, 2002.

  On August 7, 2000 Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2025. Walgreens has moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The General Partners are considering potential lease buyout and potential releasing strategies for this tenant.

  In total, Sabal Palm has received six offers on the property ranging in price from $2.2 million to $3.4 million.

  As a result of the two vacant anchor spaces, representing more than 55,000 square feet of space or 62% of the property, this center has proved very difficult to sell. The Partnership is
continuing to market this property for sale.   To the extent the
Partnership is successful replacing Winn-Dixie with smaller tenants, the redemizing of the anchor space will require a substantial investment by the Partnership into the property. Any such investment will be evaluated on the benefits to the Partnership including the increased potential value to the Partnership and the likelihood that the property will be sold sooner.

  As a result of Winn-Dixie's lease default, in the third quarter of 2001, Sabal Palm recorded an adjustment to liquidation basis of $114,367 related to an other than temporary decline in the value of real estate for Sabal Palm.

  In the fourth quarter of 2001, Sabal Palm recorded a further adjustment to liquidation basis of $7,508 related to an other than temporary decline in the value of real estate at Sabal Palm.

  In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces, as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain for 14,350 square feet (one of the demized spaces). In addition, the joint venture was in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces. However, the tenant has withdrawn from the negotiations. Further, Walgreens has approached the joint venture with a proposal to sublease its space in the center to another retail tenant. The joint venture is currently reviewing this proposal.

  Due to the nonpayment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. However, the lender took no foreclosure action and the twelve month extension (as detailed above) with the lender included the joint venture's payment of all past due amounts thus curing the default.

  As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of in liquidation March 31, 2002.

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

  On June 20, 2001, the Partnership received an unsolicited tender offer to purchase up to 4,770 of the outstanding Units for $100 per Unit. The offer was made by a group that beneficially owned the economic interests with respect to approximately 18.95% of the outstanding Units. The offer period expired on August 17, 2001. Subsequent to August 17, 2001 the tender offer was increased to
$120 per unit and the term was extended to October 1, 2001.   As of
October 1, 2001, 461 economic interests were transferred as a result of this tender offer. Upon completion of the offer, the purchasers held an aggregate of 2,270.75 economic interests, or approximately 24% of the total outstanding Units. Included in the aggregate total of 2,270.75 are 166.75 Units that were purchased on the secondary market.

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

  An affiliate of the Partnership and the General Partners is assigned responsibility for day-to-day management of the properties. The affiliate receives a combined management and leasing fee, which cannot exceed 6% of gross revenues generated by the properties. Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, e.g., independent leasing agents. In all instances, fees paid by the Partnership to the property management affiliate are, in the General Partners' opinion, comparable to fees that would be paid to independent third parties.

Results of Operations - Three months ended March 31, 2002 and 2001 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net income of $3,000 for the period ended March 31, 2002 as compared to a net income of $78,000 for the same period in 2001. The $75,000 decrease in net income is primarily a result of a decrease in total income of $264,000 partially offset by a decrease in total expenses of $148,000, an increase in the Partnership's share of the net income from Sabal Palm of $6,000, and a decrease in the minority share of net income from Strawberry Fields of $36,000.

  Total income for the period ended March 31, 2002 was $290,000 as compared to $554,000 for the same period in 2001. The $264,000 decrease in total income was primarily a result of a $227,000 decrease in rental income, primarily resulting from the loss of rental income due to the sale of the Strawberry Field property in July 2001. Also contributing to the decrease in rental income is the decline in occupancy at both Fortune and Raleigh Springs.

  Total expenses for the period ended March 31, 2002 were $296,000 as compared to $444,000 for the same period in 2001. The $148,000 decrease in total expense was due to an decrease in interest expense of $99,000, a decrease in general and administration expense of $30,000, and decrease in real estate tax of $19,000 a decrease of management fees of $7,000 and a decrease in operating expense of $6,000. The decrease in expenses is primarily the result of the sale of the Strawberry Field property in July 2001. These decreases were partially offset by and increase in repairs and maintenance of $13,000. Repairs and maintenance increased due to a painting project at Raleigh Springs Marketplace.

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

                              DATE: June 4, 2002


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: June 4, 2002