Form 10QSB
period 2002-06-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2002-08-23
CIK 736908

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

   For the quarterly period ended      June 30, 2002

                                or

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

          Consolidated Statement of Net Assets in Liquidation
          as of June 30, 2002 (Liquidation Basis). . . . . . . . . . . 4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2002 to
          June 30, 2002 (Liquidation Basis). . . . . . . . . . . . . . 5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2001 to
          June 30, 2001 (Liquidation Basis). . . . . . . . . . . . . . 6

          Consolidated Statements of Operations for the
          six months ended June 30, 2002 and 2001
          (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

          Consolidated Statements of Operations for the
          three months ended June 30, 2002 and 2001
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

Item 6.   Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .31

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to June 30, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to June 30, 2001 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form
10-KSB.



   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               JUNE 30, 2002 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                               $6,983,000
Investment in Sabal Palm
  Joint Venture (Note 6)                                   217,381
Cash and cash equivalents                                  665,970
Tenant receivables                                          52,855
Other assets                                                   472
Utility deposits                                             2,707

  Total Assets                                           7,922,385

LIABILITIES
Mortgage notes payable (Note 4)                          4,841,544
Accounts payable and accrued expenses                      200,616
Deferred gain on sale of real estate (Note 2)              464,312
Reserve for estimated costs during
  the period of liquidation                                189,875
Tenant security deposits                                    23,158
Due to affiliates                                           12,057

  Total Liabilities                                      5,731,562

MINORITY INTEREST IN
 STRAWBERRY JOINT VENTURE                                   (1,359)

Net Assets in Liquidation                               $2,192,182










  See accompanying notes to consolidated financial statements.




      CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
  LIQUIDATION FOR THE PERIOD JANUARY 1, 2002 TO JUNE 30, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2002            $2,153,149

Income from operations                                      39,033

Net assets in liquidation at June 30, 2002              $2,192,182
















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


             CONSOLIDATED STATEMENTS OF OPERATIONS
        For the six months ended June 30, 2002 and 2001
                      (Liquidation Basis)
                          (Unaudited)


                                         2002          2001
INCOME
Rental                                 $440,966    $  916,626
Interest                                  1,392        19,074
Other, primarily tenant
  expense reimbursements                108,969       167,950
  Total income                          551,327     1,103,650

EXPENSES
Interest                                243,994       429,280
Real estate taxes                       100,996       139,065
Repairs and maintenance                  45,084        31,315
Management fees (Note 5)                 41,650        56,780
Other property operating                 47,040        61,034
General and administrative              137,635       187,019
  Total expenses                        616,399       904,493

(Loss)income before minority
  and equity interests                  (65,072)      199,157

Minority interest's
  share of Strawberry Fields
  Joint Venture's net income                 --       (61,056)

Equity interest in Sabal
  Palm Joint Venture's
  net income                            104,105         2,019

Net income                             $ 39,033    $  140,120

Net income allocated
  to the General Partners              $    390    $    1,401

Net income allocated
  to the Limited Partners              $ 38,643    $  138,719

Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)                         $   4.05    $    14.53

  See accompanying notes to consolidated financial statements.


              CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended June 30, 2002 and 2001
                      (Liquidation Basis)
                          (Unaudited)


                                         2002          2001
INCOME
Rental                                 $207,834      $456,668
Interest                                    984         8,323
Other, primarily tenant
  expense reimbursements                 52,896        84,362
  Total income                          261,714       549,353

EXPENSES
Interest                                124,968       211,662
Real estate taxes                        50,498        69,955
Repairs and maintenance                  17,707        16,472
Management fees (Note 5)                 20,863        29,374
Other property operating                 24,289        31,841
General and administrative               81,766       101,415
  Total expenses                        320,091       460,719

(Loss)income before minority
  and equity interests                  (58,377)       88,634

Minority interest's
  share of Strawberry Fields
  Joint Venture's net income                 --       (25,431)

Equity interest in Sabal
  Palm Joint Venture's
  net income (loss)                      94,747          (958)

Net income                             $ 36,370      $ 62,245

Net income allocated
  to the General Partners              $    364      $    622

Net income allocated
  to the Limited Partners              $ 36,006      $ 61,623

Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)                         $   3.77      $   6.45

  See accompanying notes to consolidated financial statements.



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For the six months ended June 30, 2002 and 2001
                          (Unaudited)

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of June 30, 2002.

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

  The fair value estimates presented herein are based on information available to management as of June 30, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, which approximates fair value at June 30, 2002 (Note
2), assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which was effective for years beginning after June 15, 2002. SFAS 143 requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

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

  In the fourth quarter of 2001, the Partnership recorded a reduction in real estate held for sale of $346,125 related to an other than temporary decline in the value of real estate for the Fortune Professional Building.

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

  At June 30, 2002, the Preferential Distribution Deficiency equaled $14,933,815.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 2002 consist of the following:
                                                Interest     Date
                                                  Rate        Due
Raleigh Springs
  Marketplace                      $4,399,888(a)   10%       04/07
Fortune Professional
  Building                            441,656(b) 4.75%       06/03

                                   $4,841,544





  Maturities of the mortgage notes payable are as follows:

     2003                          $  569,485
     2004                             141,214
     2005                             156,001
     2006                             172,336
     2007                           3,802,508
                                   $4,841,544

  Raleigh Springs Marketplace and Fortune Professional Building serve as collateral under the respective nonrecourse debt obligations.

   (a) Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date is extended to April 1, 2007. The loan, which will continue to bear interest at 10% per annum, will continue to be payable in monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007. The carrying value of Raleigh Springs Marketplace at June 30, 2002 was approximately $6,026,500.

  (b) On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune Professional Building, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at June 30, 2002 was 4.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. As of December 31, 2001, the Partnership was in violation of its annual debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 2001.

  Effective June 30, 2002, the Partnership extended the American National Bank loan for a one year period. The Partnership was required to make a $50,000 principal payment in the third quarter. The loan interest rate will be based on American National Bank's prime rate plus one half percent. Monthly amortization of the loan will increase to $5,000 per month from $4,862.

  The carrying value of the Fortune Professional Building at June
30, 2002 was approximately $956,500.

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 2002 and 2001 were as follows:
                                             2002       2001

  Management fees                           $37,206    $54,325
  Reimbursable office expenses               47,402     71,534

  The Partnership had made all payments to affiliates, except for $7,450 related to reimbursable office expenses and $4,607 for management fees, as of June 30, 2002.

(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                           June 30,
                                             2002
                                         (unaudited)
                                      (Liquidation Basis)
Real estate held for sale                  $3,028,375
Other assets                                  533,982
                                            3,562,357

Mortgage note payable                       3,000,097
Other liabilities                              96,075
                                            3,096,172

Net Assets in Liquidation                  $  466,185


                                 For the six months ended
                                        (unaudited)
                                        (Liquidation Basis)
                                      June 30,         June 30,
                                       2002               2001
Rental income                         $177,499          $248,820
Lease termination fee                  300,000                --
Other income                            29,305            24,287
                                       506,804           273,107
Mortgage and
  other interest                       134,587           137,213
Operating and
 administrative expenses               150,718           131,599
                                       285,305           268,812

            Net income                $221,499          $  4,295


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

  On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2005. Walgreens has moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens have reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture has entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

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

  In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture was in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces. However, the tenant has withdrawn from the negotiations.

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

Property Status

  Fortune Office Building

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate, which at June 30, 2002 was 4.75%. Principal is being amortized based on a 15-year amortization period and is payable with interest on a monthly basis. The Replacement Loan has been extended through June 30, 2002. The occupancy level at Fortune at June 30, 2002 was 66%, compared to 59% at June 30, 2001. In the third quarter of 2001, the Partnership changed the on-site leasing and management representative in order to improve the property's occupancy. In addition, the Partnership has replaced the local representative marketing the property for sale.

  The Partnership has made a number of cosmetic improvements to the property to help attract potential purchasers. Although the local agents have had preliminary discussions with potential purchasers no offers have materialized. In general, the investment market for similar properties in Albuquerque remains slow. However, we are continuing to market the asset to both improve the occupancy and sell the property.

  Effective June 30, 2002, the Partnership extended the American National Bank loan for a one year period. The Partnership was required to make a $50,000 principal payment in the third quarter. The loan interest rate will be based on American National Bank's prime rate plus one half percent. Monthly amortization of the loan will increase to $5,000 per month from $4,862.

  Raleigh Springs Marketplace

  In 1996, Raleigh Springs lost an anchor tenant, T.J. Maxx, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. The occupancy rate at Raleigh at June 30, 2002 was 68%, compared to 75% at June 30, 2001.

   In the fourth quarter 2001 approximately 12% of the center was successfully leased to Sav A Lot, a national grocery chain. In the first quarter of 2002, Methodist Hospital gave notice to the Partnership that it will be vacating the 9,500 square feet it occupies at the expiration of its base term which was April, 2002. In addition, Toys 'R Us , the anchor tenant at the property has given the Partnership notice of its intent to vacate its space in the second quarter of 2002. Toys 'R Us vacated the center in July 2002. However, the Partnership anticipates that Toys 'R Us will continue to honor its lease obligations. The Partnership anticipates that this property will be in a negative cash flow position until the vacant 9,500 square foot space is released. In the second quarter of 2002, the Partnership replaced its local leasing agent.

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

  In 2000, the Partnership received three offers for Raleigh ranging from $5.625 million to $6.2 million. The Partnership negotiated an increase in the highest offer to $6.5 million and subsequently accepted this offer. The Partnership executed the contract for sale. The buyer had a 45 day due diligence period during which it could formally accept or reject the sale. Late in the third quarter of 2000 the Partnership received notice that the potential purchaser terminated the contract. After extensive negotiation, the contract was reinstated at $5,835,000. However, the potential purchaser again rejected the contract in March, 2001. The Partnership received $15,000 of the earnest money as settlement of potential legal claims against the contract party. The Partnership continues to receive interest in the property.
However, given the dark status of Toys 'R Us and the remaining vacancy at the center, the property continues to be difficult to attract substantial interest from prospective purchasers.

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

  On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2005. Walgreens has moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens have reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture has entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

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

  In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces, as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain for 14,350 square feet (one of the demized spaces). In addition, the joint venture was in lease negotiations with a potential retail tenant for 10,675 square feet in another one of the demized spaces. However, the tenant has withdrawn from the negotiations.

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

  As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of in liquidation June 30, 2002.

  The General Partners expect to distribute proceeds from operating cash flow, if any, and from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time that will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancing or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations. The Partnership anticipates the loss of its second largest tenant at Raleigh Springs. As a result of a loss of this tenant, Raleigh Springs will likely not cover its operating expenses until additional leasing is achieved. With regard to Sabal Palm, if the retenanting of the anchor space is successful, an additional capital investment will be required. In addition, in the third quarter of 2002, the Partnership was required to make a significant loan reduction for the Fortune property in order to extend the term of the debt.

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

Results of Operations - Six months ended June 30, 2002 and 2001
(Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net income of $39,000 for the six months ended June 30, 2002 as compared to a net income of $140,000 for the same period in 2001. The $101,000 decrease in net income is primarily a result of a decrease in total income of $553,000 partially offset by a decrease in total expenses of $288,000, an increase in the Partnership's share of the net income from Sabal Palm of $102,000, and a decrease in the minority share of net income from Strawberry Fields of $61,000.

  Total income for the six month period ended June 30, 2002 was $551,000 as compared to $1,104,000 for the same period in 2001. The $553,000 decrease in total income was primarily a result of a $476,000 decrease in rental income, primarily resulting from the loss of rental income due to the sale of the Strawberry Field property in July 2001. Also contributing to the decrease in rental income is the decline in occupancy at both Fortune and Raleigh Springs.

  Total expenses for the six month period ended June 30, 2002 were $616,000 as compared to $904,000 for the same period in 2001. The $288,000 decrease in total expense was due to an decrease in interest expense of $185,000, a decrease in general and administration expenses of $49,000, and decrease in real estate tax of $38,000 a decrease of management fees of $15,000 and a decrease in operating expense of $14,000. The decrease in expenses is primarily the result of the sale of the Strawberry Field property in July 2001. These decreases were partially offset by and increase in repairs and maintenance of $14,000. Repairs and maintenance increased due to a painting project at Raleigh Springs Marketplace.

Results of Operations - Three months ended June 30, 2002 and 2001
(Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net income of $36,000 for the three month period ended June 30, 2002 as compared to a net income of $62,000 for the same period in 2001. The $26,000 decrease in net income is primarily a result of a decrease in total income of $261,000 partially offset by a decrease in total expenses of $141,000, an increase in the Partnership's share of the net income from Sabal Palm of $96,000, and a decrease in the minority share of net income from Strawberry Fields of $25,000.

  Total income for the three month period ended June 30, 2002 was $262,000 as compared to $549,000 for the same period in 2001. The $287,000 decrease in total income was primarily a result of a $249,000 decrease in rental income, primarily resulting from the loss of rental income due to the sale of the Strawberry Field property in July 2001. Also contributing to the decrease in rental income is the decline in occupancy at both Fortune and Raleigh Springs.

  Total expenses for the three month period ended June 30, 2002 were $320,000 as compared to $461,000 for the same period in 2001. The $141,000 decrease in total expense was due to an decrease in interest expense of $87,000, a decrease in general and administration expenses of $20,000, and decrease in real estate tax of $19,000 a decrease of management fees of $9,000 and a decrease in operating expense of $7,000. The decrease in expenses is primarily the result of the sale of the Strawberry Field property in July 2001.


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

            Exhibit 99.  Certification of Officers.



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

                              DATE: August 23, 2002


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: August 23, 2002



                           Exhibit 99

           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                     BRAUVIN VENTURES, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN REAL ESTATE FUND L.P. 4


The undersigned, being the duly elected Chief Executive Officer of Brauvin Ventures, Inc., an Illinois corporation, is authorized to execute this Certificate on behalf of Brauvin Real Estate Fund L.P. 4 (the "Partnership"), and further certifies that to the best of his knowledge:

     1. The Form 10-QSB for the quarter ended June 30, 2002 filed by Partnership and containing the Partnership's financial statements for the quarter then ended, fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in said Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

IN WITNESS WHEREOF, I have set my hand this 23th day of August, 2002.




             /s/ Jerome J. Brault

            Jerome J. Brault
            Chief Executive Officer






           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                     BRAUVIN VENTURES, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN REAL ESTATE FUND L.P. 4


The undersigned, being the duly elected Chief Financial Officer of Brauvin Ventures, Inc., an Illinois corporation, is authorized to execute this Certificate on behalf of Brauvin Real Estate Fund L.P. 4 (the "Partnership"), and further certifies that to the best of his knowledge:

     1. The Form 10-QSB for the quarter ended June 30, 2002 filed by Partnership and containing the Partnership's financial statements for the quarter then ended, fully complies with the requirements of Section 13(a) and 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in said Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

IN WITNESS WHEREOF, I have set my hand this 23th day of August, 2002.




             /s/ Thomas E. Murphy

            Thomas E. Murphy
            Chief Financial Officer