Form 10-Q
period 2002-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2002-11-15
CIK 736908

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

     For the quarterly period ended          September 30, 2002


                                or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

 For the transition period from              to

 Commission File Number   0-17556

                Brauvin High Yield Fund L.P. II
      (Exact name of registrant as specified in its charter)

            Delaware                                    36-3580153
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

 30 North LaSalle Street, Chicago, Illinois              60602
 (Address of principal executive offices)              (Zip Code)

                       (312)759-7660
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No    .


                 BRAUVIN HIGH YIELD FUND L.P. II

                             INDEX
                                                               Page
PART I   Financial Information

Item 1. Financial Statements . . . . . . . . . . . . .          3

        Statements of Net Assets in Liquidation as of
        September 30, 2002 and December 31, 2001
        (Liquidation Basis) . . . . . . . . . . . . . .         4

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2002 to September 30, 2002
        (Liquidation Basis) . . . . . . . . . . . . . .         5

        Statement of Changes in Net Assets in Liquidation
        for the period January 1, 2001 to September 30, 2001
        (Liquidation Basis) . . . . . . . . . . . . . .         6

        Statements of Operations for the nine months ended
        September 30, 2002 and September 30, 2001
        (Liquidation Basis) . . . . . . . . . . . . . .         7

        Statements of Operations for the three
        months ended September 30, 2002 and September 30,
        2001 (Liquidation Basis). . . . . . . . . . . .         8

        Notes to Financial Statements . . . . . . . . .         9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . .        20

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . .        23

Item 4. Controls and Procedures. . . . . . . . . . . . .       23

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . .       24

Item 2. Changes in Securities. . . . . . . . . . . . . .       24

Item 3. Defaults Upon Senior Securities. . . . . . . . .       24

Item 4. Submissions of Matters to a Vote of Security
        Holders . . . . . . . . . . . . . . . . . . . .        24

Item 5. Other Information. . . . . . . . . . . . . . . .       24

Item 6. Exhibits and Reports on Form 8-K . . . . . . . .       24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .       25


                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements

  Except for the December 31, 2001 Statement of Net Assets in Liquidation (Liquidation Basis), the following Statement of Net Assets in Liquidation as of September 30, 2002, Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to September 30, 2002 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to September 30, 2001 (Liquidation Basis), Statements of Operations for the nine months ended September 30, 2002 and 2001 (Liquidation Basis) and Statements of Operations for the three months ended September 30, 2002 and 2001 (Liquidation Basis) for Brauvin High Yield Fund L.P. II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form 10-K.



                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

          STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF
  SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (LIQUIDATION BASIS)

                                           September 30,
                                                2002      December 31,
                                             (Unaudited)     2001
ASSETS
Cash and cash equivalents                    $5,509,592    $5,477,530
Due from an affiliate (Note 3)                       --       320,569
Due from General Partners (Note 4)              140,000       140,000
  Total Assets                                5,649,592     5,938,099

LIABILITIES
Accounts payable and accrued
 expenses                                        26,119       248,407
Reserve for estimated costs during
 the period of liquidation                      130,430       174,200
  Total Liabilities                             156,549       422,607


Net Assets in Liquidation                    $5,493,043    $5,515,492

















          See accompanying notes to financial statements


                 BRAUVIN HIGH YIELD FUND L.P. II
                 (a Delaware limited partnership)

              STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
             JANUARY 1, 2002 TO SEPTEMBER 30, 2002
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2002                                      $5,515,492

Net loss                                                  (22,449)

Net Assets in Liquidation at
  September 30, 2002                                   $5,493,043




















         See accompanying notes to financial statements.



                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

             STATEMENT OF CHANGES IN NET ASSETS IN
         LIQUIDATION (LIQUIDATION BASIS) FOR THE PERIOD
             JANUARY 1, 2001 TO SEPTEMBER 30, 2001
                          (Unaudited)




Net Assets in Liquidation at
  January 1, 2001                                      $5,665,362

Loss from operations                                     (216,668)

Loss on sale of property                                   (4,993)

Net Assets in Liquidation at
  September 30, 2001                                   $5,443,701


















        See accompanying notes to financial statements.

                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)


INCOME:                                 2002          2001

Rental                               $     --      $     682
Interest                               79,789        199,574
Other                                  22,725         12,335
     Total income                     102,514        212,591

EXPENSES:
General and administrative             85,805        188,577
Transaction costs (Note 5)             39,158        240,682
     Total expenses                   124,963        429,259

Loss before loss on sale
  of property                         (22,449)      (216,668)
Loss on the sale of property               --         (4,993)

Net loss                             $(22,449)     $(221,661)

Net loss allocated to:
 General Partners                    $   (561)     $  (5,542)
 Limited Partners                    $(21,888)     $(216,119)

Net loss per unit
 (40,347 units outstanding)          $  (0.54)     $   (5.36)


















          See accompanying notes to financial statements.


                 BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)


INCOME:                                 2002          2001

Interest                             $ 26,408      $  52,263
Other                                  12,745             --
     Total income                      39,153         52,263

EXPENSES:
General and administrative             44,366         68,876
Transaction costs (Note 5)             39,158        219,624
     Total expenses                    83,524        288,500

Net loss                             $(44,371)     $(236,237)

Net loss allocated to:
 General Partners                    $ (1,109)     $  (5,906)
 Limited Partners                    $(43,262)     $(230,331)

Net loss per unit
 (40,347 units outstanding)          $  (1.07)     $   (5.71)



















         See accompanying notes to financial statements.



                BRAUVIN HIGH YIELD FUND L.P. II
                (a Delaware limited partnership)

                 NOTES TO FINANCIAL STATEMENTS
     For the nine months ended September 30, 2002 and 2001
                          (Unaudited)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ORGANIZATION

  Brauvin High Yield Fund L.P. II (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring debt-free ownership of existing, free-standing, income-producing retail, office or industrial real estate properties predominantly all of which are subject to "triple-net" leases. The General Partners of the Partnership are Brauvin Realty Advisors II, Inc. and Jerome J. Brault. Brauvin Realty Advisors II, Inc. is owned primarily by Messrs. Brault (beneficially) (44%) and Cezar M. Froelich (44%). Mr. Froelich resigned as a director of Brauvin Realty Advisors II, Inc. in December 1994 and as an Individual General Partner effective as of September 17, 1996. Brauvin Securities, Inc., an affiliate of the General Partners, was the selling agent of the Partnership.

  The Partnership was formed on May 4, 1988 and filed a Registration Statement on Form S-11 with the Securities and Exchange Commission, which became effective on June 17, 1988. The minimum of $1,200,000 of limited partnership interests of the Partnership (the "Units") necessary for the Partnership to commence operations was achieved on July 26, 1988. The offering was anticipated to close on June 16, 1989 but was extended until and closed on September 30, 1989. A total of $38,923,000 of Units were subscribed for and issued between June 17, 1988 and September 30, 1989, pursuant to the Partnership's public offering. Through September 30, 2002, the Partnership has sold $42,982,178 of Units. This total includes $4,059,178 of Units purchased by Limited Partners who utilized their distributions of Operating Cash Flow to purchase Units through the distribution reinvestment plan (the "Plan"). Units valued at $2,886,915 have been repurchased by the Partnership from Limited Partners liquidating their investment in the Partnership and have been retired as of September 30, 2002. As of September 30, 2002, the Plan participants have acquired Units under the Plan, which approximate 9% of the total Units outstanding.

  The Partnership acquired the land and buildings underlying 14 Ponderosa restaurants, two Taco Bell restaurants, three Children's World Learning Centers, three Hardee's restaurants, one Blockbuster Video store, three Avis Lube Oil Change Centers and three Chi-Chi's restaurants. Also acquired were 99%, 51% and 26% equity interests in three joint ventures with affiliated entities, which ventures purchased the land and buildings underlying six Ponderosa restaurants, a Scandinavian Health Spa and a Blockbuster Video store, respectively. In 1995, the Partnership and Metromedia, the parent of Ponderosa Restaurants, exchanged one of the Ponderosa restaurants for a Tony Roma's restaurant.

  In February 1994, the Partnership sold the Taco Bell Restaurant located in Schofield, Wisconsin. In January 1998, the joint venture partnership sold Ponderosa unit 850 located in Mansfield, Ohio. In April 1998, the Partnership sold Ponderosa unit 876 located in Sweden, New York. In June 1999, the Partnership sold the former Hardee's property located in Albion, Michigan. In October 1999, the Partnership sold four Ponderosa units located in Appleton, Wisconsin; Oneonta, New York; Middletown, New York; and Eureka, Missouri. In December 1999, the Partnership sold its joint venture interest in the Blockbuster Video store to an affiliated entity.

  In January, 2000, the Partnership sold Ponderosa unit 128 located in Bloomington, Illinois and Chi Chi's unit 366 located in Clarksville, Tennessee.

 Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the properties for a contract sales price of $275,000. In December 2001, the sole remaining property was sold to a third party for a contract sales price of $350,000.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Management's Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Basis of Presentation

  As a result of the settlement agreement (see Note 5), which was approved by the United States District Court for the Northern District of Illinois on June 18, 1999, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at estimated net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2002.

  Accounting Method

  The accompanying financial statements have been prepared using the accrual method of accounting.

  Federal Income Taxes

  Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for Federal income taxes in the financial statements.
However, in certain instances, the Partnership has been required under applicable state law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

  Investment in Real Estate

  Prior to the preparation of the financial statements on a liquidation basis, the operating properties acquired by the Partnership were stated at cost including acquisition costs and net of impairment adjustments. Depreciation expense was computed on a straight-line basis over approximately 35 years.

  The Partnership recorded an impairment adjustment to reduce the cost basis of real estate to its estimated fair value when the real estate was judged to have suffered an impairment that was other than temporary.

  Cash and Cash Equivalents

  Cash and cash equivalents include all highly liquid debt instruments with an original maturity within three months of purchase.

  Restricted Cash

  Per the terms of the settlement agreement (see Note 5) the Partnership was required to establish a cash reserve that was restricted for the payment of the General Partners' legal fees and costs. The release of these funds to the General Partners is subject to the certification by the Special Master that the General Partners have been cooperative, did not breach their fiduciary duties to the Limited Partners, did not breach the settlement agreement or the Partnership Agreement and used their best efforts to manage the affairs of the Partnership in such a manner as to maximize the value and marketability of the Partnership's assets in accordance with their obligations under the Partnership Agreement.

  In November 2000, the General Partners received certification from the Special Master and subsequently in January, 2001 the restricted cash was released to the General Partners.

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

  The Partnership does not believe that the adoption of SFAS 141, 142, 143 and 144 has a significant impact on its financial statements.

(2)  PARTNERSHIP AGREEMENT

  Distributions

  All Operating Cash Flow, as defined in the Partnership Agreement (the "Agreement"), shall be distributed: (a) first, to the Limited Partners until the Limited Partners receive an amount equal to their 10% Current Preferred Return, as such term is defined in the Agreement; and (b) thereafter, any remaining amounts will be distributed 97.5% to the Limited Partners and 2.5% to the General Partners.

  The net proceeds of a sale or refinancing of a Partnership property shall be distributed as follows:

    first, to the Limited Partners until the Limited Partners have received an amount equal to the 10% Cumulative Preferred Return, as such term is defined in the Agreement;

    second, to the Limited Partners until the Limited Partners have received an amount equal to the amount of their Adjusted
  Investment, as such term is defined in the Agreement; and

    third, 95% to the Limited Partners and 5% to the General
  Partners.

  Profits and Losses

  Net profits and losses from operations of the Partnership [computed without regard to any allowance for depreciation or cost recovery deductions under the Internal Revenue Code of 1986, as amended (the "Code")] for each taxable year of the Partnership shall be allocated between the Limited Partners and the General Partners in accordance with the ratio of aggregate distributions of Operating Cash Flow attributable to such tax year, although if no distributions are made in any year, net losses (computed without regard to any allowance for depreciation or cost recovery deductions under the Code) shall be allocated 99% to the Limited Partners and 1% to the General Partners. Notwithstanding the foregoing, all depreciation and cost recovery deductions allowed under the Code shall be allocated 2.5% to the General Partners and 97.5% to the Taxable Class Limited Partners, as defined in the Agreement.

  The net profit of the Partnership from any sale or other disposition of a Partnership property shall be allocated (with ordinary income being allocated first) as follows: (a) first, an amount equal to the aggregate deficit balances of the Partners' Capital Accounts, as such term is defined in the Agreement, shall be allocated to each Partner who or which has a deficit Capital Account balance in the same ratio as the deficit balance of such Partner's Capital Account bears to the aggregate of the deficit balances of all Partners' Capital Accounts; (b) second, to the Limited Partners until the Limited Partners have been allocated an amount of profits equal to their 10% Cumulative Preferred Return as of such date; (c) third, to the Limited Partners until the Limited Partners have been allocated an amount of profit equal to the amount of their Adjusted Investment; and (d) thereafter, 95% to the Limited Partners and 5% to the General Partners. The net loss of the Partnership from any sale or other disposition of a Partnership property shall be allocated as follows: (a) first, an amount equal to the aggregate positive balances in the Partners' Capital Accounts, to each Partner in the same ratio as the positive balance in such Partner's Capital Account bears to the aggregate of all Partners' positive Capital Account balances; and (b) thereafter, 95% to the Limited Partners and 5% to the General Partners.

(3)  TRANSACTIONS WITH RELATED PARTIES

  An affiliate of the General Partners managed the Partnership's real estate properties for an annual property management fee equal to up to 1% of gross revenues derived from the properties. The property management fee was subordinated, annually, to receipt by the Limited Partners of a 9% non-cumulative, non-compounded return on their Adjusted Investment.

  The original General Partners owed the Partnership $140,000 at
September 30, 2002 and 2001, relating to the Distribution Guaranty Reserve (see Note 4).

  The Partnership previously paid affiliates of the General
Partners selling commissions of 8-1/2% of the capital contributions received for Units sold by the affiliates.

  The Partnership previously paid an affiliate of the General Partners an acquisition fee in the amount of up to 6% of the gross proceeds of the Partnership's offering for the services rendered in connection with the process pertaining to the acquisition of a property. Acquisition fees related to the properties not ultimately purchased by the Partnership are expensed as incurred.

  An affiliate of one of the General Partners provided securities and real estate counsel to the Partnership.

  Fees, commissions and other expenses paid or payable to the General Partners or their affiliates for the nine months ended
September 30, 2002 and 2001 were as follows:

                                   2002                2001
Reimbursable operating
  expenses                       $76,388             $53,737

  As of September 30, 2002, the Partnership made all payments to affiliates.

  As of December 31, 2001 the Partnership was owed $320,569 from an affiliate related to a bank deposit error. The amount represented the proceeds from the sale of Rock Hill, which were wired to an affiliate in error. The amount was received in January 2002.

(4) WORKING CAPITAL RESERVES

  The Partnership had set aside 1% of the gross proceeds of its offering in a reserve (the "Distribution Guaranty Reserve"). The Distribution Guaranty Reserve was structured so as to enable the Partnership to make quarterly distributions of Operating Cash Flow equal to at least 9.25% per annum on Adjusted Investment during the period from the Escrow Termination Date (February 28, 1989), as such term is defined in Section H.3 of the Agreement, through the earlier of: (i) the first anniversary of the Escrow Termination Date (February 28, 1990); or (ii) the expenditure of 95% of the proceeds available for investment in properties, which date was July 26, 1989. The original General Partners guaranteed payment of any amounts in excess of the Distribution Guaranty Reserve and were entitled to receive any amounts of the Distribution Guaranty Reserve not used to fund distributions.

  The Partnership's acquisition process was not completed until March 1991 due to an unusually high number of properties being declined during the due diligence process because of the General Partners' unwillingness to lower the Partnership's investment standards. As a result, the Partnership did not generate sufficient Operating Cash Flow to fully support the distributions to Limited Partners in 1990.

  In order to continue to maintain the 9.25% per annum distribution through December 31, 1990, the original General Partners agreed to continue their Distribution Guaranty up to the net amount of $140,000. At September 30, 2002 and 2001, $140,000 was due from the original General Partners related to the Distribution Guaranty.

(5)  LITIGATION

  Two legal actions against the Partnership, the General Partners of the Partnership and affiliates of such General Partners, as well as against the Partnership on a nominal basis in connection with a proposed transaction that was not consummated, were commenced and have been settled. On April 13, 1999, all the parties to the litigation reached an agreement to settle the litigation, subject to the approval by the United States District Court for the Northern District of Illinois. This approval was obtained on June 18, 1999. The terms of the settlement agreement, along with a Notice to the Class, were forwarded to the Limited Partners in the second quarter of 1999. One additional legal action, which was dismissed on January 28, 1998, had also been brought against the General Partners and affiliates, as well as the Partnership on a nominal basis. The Partnership, the General Partners and their named affiliates denied all allegations set forth in the complaints.

  On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. The plaintiff's attorneys subsequently challenged this ruling. On July 19, 2002, the Assigned Judge for the Northern District of Illinois affirmed the legal fee petition ruling of the Magistrate Judge. The plaintiff's
attorneys appealed  this ruling.   On September 24, 2002, the
plaintiff's attorneys filed a Stipulation of Dismissal of their appeal in the District Court for the Northern District of Illinois. The Partnership paid total plaintiff's attorney fees and expenses of $263,081 on September 24, 2002.

(6) SALE OF PARTNERSHIP ASSETS

  In January 2001, an affiliated party purchased one of the properties for a contract sales price of $275,000. In December
2001, the sole remaining property was sold to a third party for a contract sales price of $350,000.

(7) SUBSEQUENT EVENT

  On November 1, 2002, the Partnership made a distribution to the Limited Partners in the amount of $999,403.


Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

General

  Certain statements in this Quarterly Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

  Liquidity and Capital Resources

  Pursuant to the approval of the Special Master and the United States District Court, on August 7, 2000, an affiliated entity purchased all but two of the Partnership's properties. In January 2001, an affiliated party purchased one of the properties for a contract sales price of $275,000. In December 2001, the sole remaining property was sold to a third party for a contract sales price of $350,000.

  The Special Master approved total reserves for the Partnership in the amount of $5.177 million or $128.31 per Unit. These reserves will be held by the Partnership, and the length of the reserve period and the amounts that will ultimately be distributed to investors will depend on several factors not known at this time. The Partnership intends to make a liquidating distribution to the Limited Partners from the net sale proceeds remaining from the Partnership's properties after payment of all legal and operating expenses. The Partnership may make partial distributions of the proceeds prior to the final distribution. The timing of the liquidating distribution has not yet been determined.

  In the third quarter of 2000, the Partnership distributed
$11,582,000 (or $287.05 per Unit) from the sale of the assets.

  On November 1, 2002, the Partnership made a distribution to the Limited Partners in the amount of $999,403.

  On November 8, 2001, the Magistrate Judge for the United States district Court for the Northern District of Illinois ruled on the plaintiff's legal fee petition. The plaintiff's attorneys subsequently challenged this ruling. On July 19, 2002, the Assigned Judge for the Northern District of Illinois affirmed the legal fee petition ruling of the Magistrate Judge. The plaintiff's
attorneys appealed  this ruling.   On September 24, 2002, the
plaintiff's attorneys filed a Stipulation of Dismissal of their appeal in the District Court for the Northern District of Illinois. The Partnership paid total plaintiff's attorney fees and expenses of $263,081 on September 24, 2002.

  During the nine months ended September 30, 2002 and 2001, the General Partners and their affiliates did not earn any management fees, and did not receive any Operating Cash Flow distributions. As of December 31, 2001, the Partnership was owed $320,569 from an affiliate related to a bank deposit error. The amount represents the proceeds from the sale of Rock Hill, which were wired to an affiliate in error. In January 2002, the affiliate returned the funds with interest to the Partnership.

Results of Operations (Liquidation Basis) - Nine months ended
September 30, 2002 and 2001

  As a result of the settlement agreement that was approved by the United States District Court for the Northern District of Illinois on June 18, 1999 the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 18, 1999 have been prepared on a liquidation basis.

  The Partnership had a net loss of $22,000 for the nine months ended September 30, 2002 compared to a net loss of $222,000 for the nine months ended September 30, 2001, a decrease in net loss of $200,000. The decrease in net loss is primarily the result of the change in operating income and expenses as discussed in the following paragraphs.

  Total income was $103,000 for the nine months ended September 30, 2002 compared to $213,000 for the nine months ended September 30, 2001, a decline of $110,000. The decline in total income relates primarily to interest income offset by an increase in other income. Interest income declined by $120,000, which is associated with a decline in interest rates on the Partnership's investments and a decline in the total amount invested. The decline in rental income relates to the Partnership's January 2001 property sale.

  Total expenses were $125,000 for the nine months ended September 30, 2002 compared to $429,000 for the nine months ended September 30, 2001, a decrease of $304,000. The reason for the change in expenses relates to a decline in general and administrative expenses of $102,000 and a decline in transaction costs of $202,000. General and administrative expenses declined as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun. General and administrative expenses also declined due to a decrease in the amount of franchise taxes paid to various states.

Results of Operations (Liquidation Basis) - Three months ended
September 30, 2002 and 2001

  The Partnership had net loss of $44,000 for the three months ended September 30, 2002 compared to net loss of $236,000 for the three months ended September 30, 2001, a decrease in net loss of $192,000.

  Total income was $39,000 for the three months ended September 30, 2002 compared to $52,000 for the three months ended September 30, 2001, a decline of $13,000. The decline in total income relates primarily to interest income offset by an increase in other income. Interest income declined by $26,000, which is associated with a decline in interest rates on the Partnership's investments and a decline in the total amount invested.

  Total expenses were $84,000 for the three months ended September 30, 2002 compared to $289,000 for the three months ended September 30, 2001, a decrease of $205,000. The reason for the change in expenses relates to a decline in general and administrative expenses of $25,000 and a decline in transaction costs of $180,000. General and administrative expenses declined as a result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. These expenses were reclassified since the Partnership no longer has any operating properties and the liquidation process has begun.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  The Partnership does not engage in any hedge transactions or derivative financial instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

  Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective and timely, providing all material information relating to the Company required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls

  There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.


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



               BY:  Brauvin Realty Advisors II, Inc.
                    Corporate General Partner of
                    Brauvin High Yield Fund L.P. II



                    BY:   /s/ Jerome J. Brault
                          Jerome J. Brault
                          Chairman of the Board of Directors,
                          President and Chief Executive Officer

                    DATE: November 14, 2002



                    BY:   /s/ Thomas E. Murphy
                          Thomas E. Murphy
                          Chief Financial Officer and Treasurer

                    DATE: November 14, 2002




           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                BRAUVIN REALTY ADVISORS II, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN HIGH YIELD FUND L.P. II.


I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brauvin High Yield Fund L.P. II.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: November 14, 2002





           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                BRAUVIN REALTY ADVISORS II, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN HIGH YIELD FUND L.P. II.


I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brauvin High Yield Fund L.P. II.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: November 14, 2002









                           Exhibit 99

                   SECTION 906 CERTIFICATION


     The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

     Each of the undersigned certifies that the foregoing Report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Brauvin High Yield Fund L.P. II.



     BY:            Brauvin Realty Advisors II, Inc.
                    Corporate General Partner of
                    Brauvin High Yield Fund L.P. II


                    BY:/s/ Jerome J. Brault
                    Jerome J. Brault
                    Chairman of the Board of Directors,
                    President and Chief Executive Officer

                    DATE: November 14, 2002



                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: November 14, 2002