Form 10QSB
period 2002-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2002-11-15
CIK 736908

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

          Consolidated Statement of Net Assets in Liquidation
          as of September 30, 2002 (Liquidation Basis) . . . . . . . . 4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2002 to
          September 30, 2002 (Liquidation Basis) . . . . . . . . . . . 5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2001 to
          September 30, 2001 (Liquidation Basis) . . . . . . . . . . . 6

          Consolidated Statements of Operations for the
          nine months ended September 30, 2002 and 2001
          (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

          Consolidated Statements of Operations for the
          three months ended September 30, 2002 and 2001
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

Item 6.   Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .31

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to September 30, 2002 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2001 to September 30, 2001 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2001 Annual Report on Form
10-KSB.



   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             September 30, 2002 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                               $6,983,000
Investment in Sabal Palm
  Joint Venture (Note 6)                                   177,777
Cash and cash equivalents                                  439,120
Tenant receivables                                          77,768
Other assets                                                47,849
Utility deposits                                             2,707

  Total Assets                                           7,728,221

LIABILITIES
Mortgage notes payable (Note 4)                          4,745,771
Accounts payable and accrued expenses                      217,024
Deferred gain on sale of real estate (Note 2)              464,312
Reserve for estimated costs during
  the period of liquidation                                189,875
Tenant security deposits                                    24,015
Due to affiliates                                            3,693

  Total Liabilities                                      5,644,690

MINORITY INTEREST IN
 STRAWBERRY JOINT VENTURE                                   (1,359)

Net Assets in Liquidation                               $2,084,890










  See accompanying notes to consolidated financial statements.




         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
LIQUIDATION FOR THE PERIOD JANUARY 1, 2002 TO September 30, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2002                $2,153,149

Loss from operations                                           (68,259)

Net assets in liquidation at September 30,2002              $2,084,890
















  See accompanying notes to consolidated financial statements



       CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
LIQUIDATION FOR THE PERIOD JANUARY 1, 2001 TO SEPTEMBER 30, 2001
                      (LIQUIDATION BASIS)
                          (Unaudited)


Net assets in liquidation at January 1, 2001             $2,249,655

Loss from operations                                       (442,702)
Gain from sale of property                                  720,295

Net assets in liquidation at September 30, 2001          $2,527,248



















  See accompanying notes to consolidated financial statements.



             CONSOLIDATED STATEMENTS OF OPERATIONS
     For the nine months ended September 30, 2002 and 2001
                      (Liquidation Basis)
                          (Unaudited)

                                         2002          2001
INCOME
Rental                                 $630,527    $1,195,239
Interest                                  2,395        27,092
Other, primarily tenant
  expense reimbursements                165,807       243,049
  Total income                          798,729     1,465,380

EXPENSES
Interest                                358,812       570,155
Real estate taxes                       151,494       202,987
Repairs and maintenance                  57,159       265,679
Management fees (Note 5)                 56,268        75,510
Other property operating                 74,666        82,189
General and administrative              209,590       275,606
  Total expenses                        907,989     1,472,126

Loss before minority
  and equity interests                 (109,260)       (6,746)
Minority interest's
  share of Strawberry Fields
  Joint Venture's net income                 --      (373,614)
Equity interest in Sabal
  Palm Joint Venture's
  net income (loss)                      41,001       (62,342)
Net loss before gain
  on sale of property                   (68,259)     (442,702)
Gain on sale of property                     --       720,295

Net(loss) income                       $(68,259)   $  277,593

Net(loss) income allocated
  to the General Partners              $   (683)   $    2,776

Net (loss) income allocated
  to the Limited Partners              $(67,576)   $  274,817

Net (loss) income per
  Limited Partnership
  Interest (9,550 units
  outstanding)                         $  (7.08)   $    28.78


  See accompanying notes to consolidated financial statements.




             CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three months ended September 30, 2002 and 2001
                      (Liquidation Basis)
                          (Unaudited)

                                         2002          2001
INCOME
Rental                                $ 189,561     $ 278,613
Interest                                  1,003         8,018
Other, primarily tenant
  expense reimbursements                 56,838        75,099
  Total income                          247,402       361,730

EXPENSES
Interest                                114,818       140,875
Real estate taxes                        50,498        63,922
Repairs and maintenance                  12,075       234,364
Management fees (Note 5)                 14,618        18,730
Other property operating                 27,626        21,155
General and administrative               71,955        88,587
  Total expenses                        291,590       567,633

Loss before minority
  and equity interests                  (44,188)     (205,903)
Minority interest's
  share of Strawberry Fields
  Joint Venture's net income                 --      (312,558)
Equity interest in Sabal
  Palm Joint Venture's
  net loss                              (63,104)      (64,361)

Net loss before
  gain on sale                         (107,292)     (582,822)
Gain on sale of property                     --       720,295
Net (loss)income                      $(107,292)    $ 137,473

Net (loss) income allocated
  to the General Partners             $  (1,073)    $   1,375

Net (loss) income allocated
  to the Limited Partners             $(106,219)    $ 136,098

Net (loss) income per
  Limited Partnership
  Interest (9,550 units
  outstanding)                        $  (11.12)    $   14.25



  See accompanying notes to consolidated financial statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the nine months ended September 30, 2002 and 2001
                          (Unaudited)

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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the consolidated statement of net assets as of September 30, 2002.

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

  The fair value estimates presented herein are based on information available to management as of September 30, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, which approximates fair value at September 30, 2002 (Note 2), assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

  Reclassifications

  Certain items in the 2001 financial statements have been reclassified to conform with the 2002 presentation.


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

  At September 30, 2002, the Preferential Distribution Deficiency equaled $15,172,565.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 2002 consist of the following:
                                        Interest     Date
                                          Rate        Due
Raleigh Springs
  Marketplace             $4,369,115(a)    10%       04/07
Fortune Professional
  Building                   376,656(b)  5.25%       06/03

                          $4,745,771



  Maturities of the mortgage notes payable are as follows:

     2003                           $ 473,712
     2004                             141,214
     2005                             156,001
     2006                             172,336
     2007                           3,802,508
                                   $4,745,771

  Raleigh Springs Marketplace and Fortune Professional Building serve as collateral under the respective nonrecourse debt obligations.

   (a) Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date is extended to April 1, 2007. The loan, which will continue to bear interest at 10% per annum, will continue to be payable in monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007. The carrying value of Raleigh Springs Marketplace at September 30, 2002 was approximately $6,026,500.

  (b) On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune Professional Building, from American National Bank and Trust Company (the "Replacement Loan"). In connection with the funding of the Replacement Loan, the Partnership was required to reduce the principal balance of the original loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate plus one half percent which equates to 5.25% at September 30, 2002. Principal is being amortized at $5,000. In the third quarter the Partnership paid a $50,000 principal payment on this mortgage note payable. As of December 31, 2001, the Partnership was in violation of its annual debt service coverage ratio. Subsequent to the year end, the Partnership received a waiver of this covenant violation from the mortgage lender for the period ended December 31, 2001.

  The carrying value of the Fortune Professional Building at September 30, 2002 was approximately $956,500.

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the nine months ended September 30, 2002 and 2001 were as follows:
                                             2002       2001

  Management fees                           $49,602    $71,810
  Reimbursable office expenses               84,368     93,218

  The Partnership had made all payments to affiliates, except for $3,693 for management fees, as of September 30, 2002.

(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                        September 30,
                                            2002
                                          (unaudited)
                                       (Liquidation Basis)
Real estate held for sale                  $3,028,375
Other assets                                  499,861
                                            3,528,236

Mortgage note payable                       2,988,363
Other liabilities                             157,953
                                            3,146,316

Net Assets in Liquidation                   $ 381,920


                                  For the nine months ended
                                        (unaudited)
                                        (Liquidation Basis)
                                 Sept 30,         Sept 30,
                                   2002               2001
Rental income                    $315,922         $ 365,035
Lease termination fee             300,000                --
Other income                       46,852            33,807
                                  662,774           398,842
Mortgage and
  other interest                  202,867           206,562
Operating and
 administrative expenses          372,672           210,554
                                  575,539           417,116
Loss before adjustment
  to liquidation                       --           (18,274)
Adjustment to liquidation              --          (114,367)
Net income(loss)                 $ 87,235         $(132,642)


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

Property Status

  Fortune Office Building

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate plus one half percent which at September 30, 2002 equates to 5.25%. Principal is being amortized at $5,000 per month. In the third quarter the Partnership made a $50,000 principal payment. The Replacement Loan has been extended through June 30, 2003. The occupancy level at Fortune at September 30, 2002 was 59%, compared to 67% at September 30, 2001. However, as of November 14, 2002, the occupancy of Fortune has increased to 71%. In the third quarter of 2001, the Partnership changed the on-site leasing and management representative in order to improve the property's occupancy. In addition, the Partnership has replaced the local representative marketing the property for sale.

  The Partnership has made a number of cosmetic improvements to the property to help attract potential purchasers. In the third quarter, the Partnership has received offers for the sale of this property. The Partnership continues preliminary negotiations with the potential purchasers. The Partnership is currently negotiating the terms of a letter of intent with the most attractive offer. Although the tone of the negotiation is positive, there can be no assurance a definitive agreement will be reached. In general, the investment market for similar properties in Albuquerque remains slow. However, we are continuing to market the asset to both improve the occupancy and sell the property.


  Raleigh Springs Marketplace

  In 1996, Raleigh Springs lost an anchor tenant, T.J. Maxx, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. The occupancy rate at Raleigh at September 30, 2002 was 65%, compared to 71% at September 30, 2001.

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

  As a result of the July 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of the assets are presented at their net realizable values and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on the liquidation basis of accounting requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of in liquidation September 30, 2002.

  The General Partners expect to distribute proceeds from operating cash flow, if any, and from the sale of real estate to Limited Partners in a manner that is consistent with the investment objectives of the Partnership. Management of the Partnership believes that cash needs may arise from time to time that will have the effect of reducing distributions to Limited Partners to amounts less than would be available from refinancing or sale proceeds. These cash needs include, among other things, maintenance of working capital reserves in compliance with the Agreement as well as payments for major repairs, tenant improvements and leasing commissions in support of real estate operations. As a result of a loss of its second largest tenant, Raleigh Springs will likely not cover its operating expenses until additional leasing is achieved. With regard to Sabal Palm, if the retenanting of the anchor space is successful, an additional capital investment will be required.

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

Results of Operations - Nine months ended September 30, 2002 and
2001 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated a net loss of $68,000 for the nine months ended September 30, 2002 as compared to a net income of $278,000 for the same period in 2001. The $346,000 decrease in net income is primarily a result of a decrease in total income of $667,000 partially offset by a decrease in total expenses of $564,000, an increase in the Partnership's share of the net income from Sabal Palm of $103,000, and a decrease in the minority share of net income from Strawberry Fields of $374,000, and a decrease in gain on sale of property of $720,000.

  Total income for the nine month period ended September 30, 2002 was $799,000 as compared to $1,465,000 for the same period in 2001. The $667,000 decrease in total income was primarily a result of a $565,000 decrease in rental income, primarily resulting from the loss of rental income due to the sale of the Strawberry Field property in July 2001. Also contributing to the decrease in rental income is the decline in occupancy at both Fortune and Raleigh Springs.

  Total expenses for the nine month period ended September 30, 2002 were $908,000 as compared to $1,472,000 for the same period in 2001. The $564,000 decrease in total expense was due to an decrease in repairs and maintenance expense of $209,000, a decrease in interest expense of $211,000, a decrease in general and administration expenses of $66,000, and decrease in real estate tax of $51,000 a decrease of management fees of $19,000 and a decrease in operating expense of $8,000. The decrease in expenses is primarily the result of the sale of the Strawberry Field property in July 2001.

Results of Operations - Three months ended September 30, 2002 and
2001 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated a net loss of $107,000 for the three month period ended September 30, 2002 as compared to a net income of $137,000 for the same period in 2001. The $244,000 decrease in net income is primarily a result of a decrease in total income of $114,000 partially offset by a decrease in total expenses of $276,000, an increase in the Partnership's share of the net income from Sabal Palm of $1,000, and an increase in the minority share of net income from Strawberry Fields of $313,000, and a decrease in gain on sale of property of $720,000.

  Total income for the three month period ended September 30, 2002 was $247,000 as compared to $362,000 for the same period in 2001. The $114,000 decrease in total income was primarily a result of an $89,000 decrease in rental income, primarily resulting from decrease in rental income related to the decline in occupancy at both Fortune and Raleigh Springs.

  Total expenses for the three month period ended September 30, 2002 were $292,000 as compared to $568,000 for the same period in 2001. The $276,000 decrease in total expense was due to a decrease in repairs and maintenance expense of $222,000, a decrease in interest expense of $26,000, a decrease in general and administration expenses of $17,000, and decrease in real estate tax of $13,000 and a decrease of management fees of $4,000. These decreases were partially offset by an increase in operating expense of $6,000.

Item 3. Controls and Procedures.

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





                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4


                              BY:   /s/ Jerome J. Brault
                                    Jerome J. Brault
                                    Chairman of the Board of
                                    Directors and President

                              DATE: November 14, 2002


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: November 14, 2002




        CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)


I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Real Estate Fund L.P. 4;

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




                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 4


                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: November 14, 2002








        CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)


I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Real Estate Fund L.P 4.;

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


                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 4


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: November 14, 2002





                          Exhibit 99
                   SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

Each of the undersigned certifies that the foregoing Report on Form 10-QSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Brauvin Real Estate Fund L.P. 4.



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