Form 10KSB
period 2002-12-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2003-04-14
CIK 736908

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the Securities
     Exchange Act of  1934

     For the fiscal year ended   December 31, 2002

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

State issuer's revenues for its most recent fiscal year $1,038,478.

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

                   BRAUVIN REAL ESTATE FUND L.P. 4
                    2002 FORM 10-KSB ANNUAL REPORT
                                INDEX
                                PART I
                                                                 Page
Item 1. Description of Business. . . . . . . . . . . . . . . . . . 3

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

Item 10.Executive Compensation . . . . . . . . . . . . . . . . . .26

Item 11.Security Ownership of Certain Beneficial Owners
        and Management . . . . . . . . . . . . . . . . . . . . . .27

Item 12.Certain Relationships and Related Transactions . . . . . .27

Item 13.Controls and Procedures. . . . . . . . . . . . . . . . . .28

Item 14.Exhibits, Consolidated Financial Statements and
        Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .29


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

    Properties acquired by the Partnership either directly or indirectly through joint ventures were: (a) Fortune Professional Building; (b) Raleigh Springs Marketplace; (c) Strawberry Fields Shopping
Center(which was sold in July 2001); and (d) Sabal Palm Shopping
Center.

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

     The General Partners had determined to pursue the disposition of the Partnership's assets. In 1999, the Partnership solicited and received the votes of the Limited Partners to approve a sale of all the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.

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

     The General Partners remained neutral as to the particular merits or risks associated with this tender offer. The General Partners cautioned that the ultimate amount actually received by each Limited Partner who did not tender their Units would be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

     The General Partners further informed the Limited Partners that, for those investors who are primarily interested in liquidating their Units immediately, the tender offer provided such an opportunity.

     In 2001, the Strawberry Joint Venture received an offer to purchase Strawberry Fields for $5.585 million. Syms, one of the tenants at Strawberry Fields, exercised its right of first refusal on the sale of the property. Accordingly, the Strawberry Joint Venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001.

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

     Market conditions have weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Average rental rates for non-anchor tenants, expressed per square foot per year, have risen at the Memphis, Tennessee, Raleigh Springs property from approximately $12.00 per square foot in 1993 to approximately $14.35 per square foot in 2002. The Albuquerque, New Mexico office market declined a bit over the last few years. Average rental rates at the Fortune property have decreased during this period from $10.16 per square foot in 1995 to $8.54 per square foot in 2002. The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have decreased from approximately $10.88 per square foot in 1995 to $10.28 per square foot in 2002.

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

     As of December 31, 2002, the Partnership owned the properties described below:

(a) Raleigh Springs Marketplace ("Raleigh Springs")

     On June 26, 1985, the Partnership acquired Raleigh Springs, an approximately 114,000 square foot community shopping center located in Memphis, Tennessee. Raleigh Springs was constructed in two phases. Phase I was completed during 1984 and Phase II was completed in 1985. Raleigh Springs was 65% occupied at December 31, 2002. The national anchor tenants are Toys "R" Us and Sav A Lot.

     The Partnership purchased Raleigh Springs for $7,486,800, consisting of $2,300,000 in cash at closing (plus or minus prorations) and the assumption of an existing first mortgage loan on Phase I of $5,186,800.

     In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments were based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments. The Partnership negotiated an extension of the terms of the mortgage on August 26, 1999 and August 30, 2000. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan, which continues to bear interest at 10% per annum, requires monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal due on April 1, 2007.

  The outstanding mortgage balance encumbered by the property was $4,337,565 at December 31, 2002.

   The economic occupancy rate and average annual base rent per square foot at December 31, 2002 and 2001 were as follows:

                                       2002       2001
   Occupancy Rate                      65%        78%
   Average Annual Base
   Rent Per Square Foot               $7.84     $8.31


   Raleigh Springs has two tenants which occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2002:

                          Annual     Lease
                 Square    Base    Expiration  Renewal      Nature of
Tenant            Feet     Rent      Date      Options      Business
Toys "R" Us      36,416  $218,496   10/2017   10/5 yrs ea.  Toy Store
Sav A Lot        13,400    72,360   12/2004   1/4yr/3/5yr    Grocery
Others           24,536   352,168   Various    Various
Vacant           39,918        --
                114,270  $643,024


     T.J. Maxx, a former anchor tenant, vacated its space in January 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J. Maxx space.
Due to the increase in vacancy, cash flow from Raleigh Springs decreased in 2001 and 2002. However, in the fourth quarter of 2001, the Partnership leased space to Sav A Lot, a national grocery chain.
In the first quarter of 2002, the health group gave notice to the Partnership that it would vacate the 9,500 square feet it occupied at the expiration of its base term which occurred in April, 2002. Raleigh Springs is currently and will remain in a negative cash flow position until this space is released.

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

     Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate plus one half percent which at December 31, 2002 equates to 4.75%. Principal is being amortized at $5,000 per month. In the third quarter of 2002 the Partnership made a $50,000 principal payment. The Replacement Loan has been extended through June 30, 2003. The occupancy level at Fortune at December 31, 2002 was 75%, compared to 66% at December 31, 2001.

       The outstanding balance of the Replacement Loan was $361,656 at December 31, 2002.

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

     The economic occupancy rate and average annual base rent per square foot at December 31, 2002 and 2001 were as follows:

                                        2002   2001
    Occupancy Rate                      75%    66%
    Average Annual Base
    Rent Per Square Foot               $9.12  $11.58

     Fortune has no tenants that individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2002:

                                 Annual    Lease
                       Square      Base   Expiration   Renewal
Tenant                  Feet       Rent      Date      Options
Others                  22,250  $190,059   Various     Various
Vacant                   7,250        --
                        29,500  $190,059


    On February 4, 2003, Fortune was sold for a gross sales price of $1,050,000. Gain on the sale of the property was approximately
$14,250.


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

     Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985
and is anchored by a Sav A Lot and Walgreens.   Sabal Palm has several
outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm had a 56% economic occupancy at December 31, 2002.

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

     In the second  quarter of 1998, Winn-Dixie vacated its space at the
center.   Winn-Dixie failed to timely pay its rental obligation for
November and December 2001 and January through March 2002.

     On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2005. Walgreens moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens have reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

     This center has proved very difficult to sell. The Partnership is continuing to market this property for sale.

     Due to the nonpayment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. However, the lender took no foreclosure action and the twelve month extension (as detailed below) with the lender included the joint venture's payment of all past due amounts thus curing the default.

    The outstanding mortgage balance encumbered by the property was $2,975,621 at December 31, 2002.

     The economic occupancy rate and average annual base rent per square foot at December 31, 2002 and 2001 were as follows:

                                        2002   2001
   Occupancy Rate                      56%      84%

   Average Annual Base
   Rent Per Square Foot               $5.29   $5.94


     Sabal Palm has two tenants that individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2002:

                    Annual   Lease
           Square    Base   Expiration  Renewal        Nature of
Tenant      Feet     Rent     Date       Options       Business
Sav A Lot  14,350 $ 15,009   10/2012      5/5 yrs ea.  Food Store
Walgreens  13,000   81,252    4/2005(a) 2/5 yrs ea.    Drug Store
Others     22,625  232,598    Various    Various
Vacant     38,958       --
           88,933 $328,859

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

     On March 17, 2003, the joint venture obtained a loan commitment from AmSouth Bank in the amount of $3,250,000. The loan proposal provides for payment of interest only for a 24-month term subject to various tests to be met at a six-month period from close and a nine-month period from close. If these tests are not met the joint venture will be required to reduce the principal outstanding by a cumulative amount ranging from $250,000 to $500,000.

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


Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                               PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

     At December 31, 2002, there were approximately 607 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

     Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

     There were no cash distributions to Limited Partners in 2002 and 2001.

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

     The General Partners remained neutral as to the particular merits or risks associated with this tender offer. The General Partners cautioned that the ultimate amount actually received by each Limited Partner who did not tender their Units would be affected by items including, but not limited to, the timing of the liquidation of the assets, changes in market conditions, necessary Partnership reserves and the sales prices that can be negotiated.

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

     In 2001, over 1,000 potential investors were contacted regarding the sale of the properties. Of this group, approximately 180 became registered potential buyers for the properties. Combined with prior periods, there have been approximately 300 potential buyers. In addition, the properties are listed on the Internet at Loopnet.com, the largest commercial real estate website in the nation. Subsequent to the end of the second quarter of 2002, the Partnership engaged a new brokerage firm to assist in the marketing of the Partnership's properties for sale. The brokerage firm is national in scope and one of the largest real estate investment brokers in the country. The terms of the engagement are substantially similar to the terms previously negotiated.


Property Status

     Fortune Office Building

     Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate plus one half percent which at December 31, 2002 equates to 4.75%. Principal is being amortized at $5,000 per month. In the third quarter the Partnership made a $50,000 principal payment. The Replacement Loan has been extended through June 30, 2003. The occupancy level at Fortune at December 31, 2002 was 75%, compared to 66% at December 31, 2001.

     The Partnership made a number of cosmetic improvements to the property to help attract potential purchasers. In the third quarter of 2002, the Partnership received a couple of offers for the sale of the
property.    The Partnership negotiated the terms of a letter of intent with the most attractive offer.

     On February 4, 2003, Fortune was sold for a gross sales price of $1,050,000. Gain on the sale of this property was approximately
$14,250.


     Raleigh Springs Marketplace

     In 1996, Raleigh Springs lost an anchor tenant, T.J. Maxx, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. The occupancy rate at Raleigh at December 31, 2002 was 65%, compared to 78% at December 31, 2001.

   In the fourth quarter 2001 approximately 12% of the center was successfully leased to Sav A Lot, a national grocery chain. In the first quarter of 2002, Methodist Hospital gave notice to the Partnership that it will be vacating the 9,500 square feet it occupies at the expiration of its base term which was April, 2002. In addition, Toys 'R Us , the anchor tenant at the property gave the Partnership notice of its intent to vacate its space in the second quarter of 2002. Toys 'R Us vacated the center in July 2002. However, the Partnership anticipates that Toys 'R Us will continue to honor its lease obligations. The Partnership anticipates that this property will remain in a negative cash flow position until the vacant 9,500 square foot space is released. In the second quarter of 2002, the Partnership replaced its local leasing agent.

     In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments were based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments. The Partnership negotiated an extension of the terms of the mortgage on August 26, 1999 and August 30, 2000. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs mortgage loan. The maturity date has been extended to April 1, 2007 and continues to bear interest at 10% per annum. The loan will continue to require monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal due on April 1, 2007.

     In 2000, the Partnership received three offers for Raleigh Springs ranging from $5.625 million to $6.2 million. The Partnership negotiated an increase in the highest offer to $6.5 million and subsequently accepted this offer. The Partnership executed the contract for sale. The buyer had a 45 day due diligence period during which it could formally accept or reject the sale. Late in the third quarter of 2000 the Partnership received notice that the potential purchaser terminated the contract. After extensive negotiation, the contract was reinstated at $5,835,000. However, the potential purchaser again rejected the contract in March, 2001. The Partnership received $15,000 of the earnest money as settlement of potential legal claims against the contract party. The Partnership continues to receive interest in the property. However, given the status of Toys 'R Us and the remaining vacancy at the center, the property continues to be difficult to attract substantial interest from prospective purchasers.

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

     On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2005. Walgreens moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

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

     Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amount thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture was in lease negotiations with a potential tenant to lease approximately 10,675 square feet (another one of the demized spaces). However, the tenant has withdrawn from the negotiations.

     In total, Sabal Palm has received six offers on the property ranging in price from $2.2 million to $3.4 million.

     On March 17, 2003, the joint venture obtained a loan commitment from AmSouth Bank in the amount of $3,250,000. The loan proposal provides for payment of interest only for a 24-month term subject to various tests to be met at a six-month period from close and a nine-month period from close. If these tests are not met the joint venture will be required to reduce the principal outstanding by a cumulative amount ranging from $250,000 to $500,000 depending on the test.


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


Results of Operations for the years ended December 31, 2002 and 2001

     The Partnership generated a net loss of $328,000 for the year ended December 31, 2002 as compared to a net loss of $97,000 for the same period in 2001. The $231,000 increase in net loss is the result of a decrease in total income of $714,000 and a decrease in total expenses of $412,000. Minority interest share in Strawberry's net income decreased $372,000 and equity interest in Sabal Palm's net loss decreased $72,000. Also affecting net income was the decrease of gain on the sale of property in the amount of $720,000 and an decrease in the adjustment to liquidation basis of $346,000.

     Total income for the year ended December 31, 2002 was $1,038,000 as compared to $1,752,000 for the same period in 2001. This decrease in total income was primarily a result of a $596,000 decrease in rental income, a $27,000 decrease in interest income and a $90,000 decrease in other income. Rental income decreased primarily as a result of a decrease in rental income at Strawberry of $459,000, which was a result of the property being sold on July 20, 2001. In addition, also affecting rental income were decreases at Raleigh Springs and Fortune of $120,000 and $18,000, respectively. Raleigh's rents decreased as a result of the decrease in occupancy during 2002. Interest income decreased as a result of the decline in interest rates.

     Total expenses for the year ended December 31, 2002 were $1,352,000 as compared to $1,764,000 for the same period in 2001. The $412,000 decrease in total expense was primarily a result of a $216,000 decrease in interest expense, a $74,000 decrease in real estate tax expense, a $29,000 decrease in management fees, and a $171,000 decrease in repairs and maintenance expense, partially offset by a $68,000 increase in general and administrative expense and a $9,000 increase in operating expense. Interest expense, real estate tax expense, management fees, and operating expense decreased primarily as a result of the sale of Strawberry on July 20, 2001. Repairs and maintenance expense decreased in 2002 primarily as a result of roof and parking lot repairs at Raleigh Springs in 2001.

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

    Mr. Jerome J. Brault . . . . . . .Chairman of the Board of Directors,
                                                   Director and President

    Mr. James L. Brault. . . . . . . . . . . Vice President and Secretary

    Mr. Thomas E. Murphy . . . . . . . . . . . . . . . . . Treasurer and
                                                  Chief Financial Officer

    The business experience during the past five years of the General Partners, officers and directors is as follows:

    MR. JEROME J. BRAULT (age 69) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner.
He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

    MR. JAMES L. BRAULT (age 42) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is a manager of Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is the president of Brauvin Capital Trust, Inc.
Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

    MR. THOMAS E. MURPHY (age 36) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.

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

    The General Partners received an allocation of the Partnership's net income or loss for 2002 and 2001.

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


Item 13. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, of the corporate general partner, have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's current disclosure controls and procedures are effective and timely, providing all material information relating to the Partnership required to be disclosed in reports filed or submitted under the Exchange Act.

Changes in Internal Controls

     There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.


Item 14. Exhibits, Consolidated Financial Statements and Reports on Form 8-K.

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

(c) Form 8-K.  None.


(d) An annual report for the fiscal year 2002 will be sent to the Limited Partners subsequent to this filing.


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

                           BY:  Brauvin Ventures, Inc.
                                Corporate General Partner

                                By:  /s/ Jerome J. Brault
                                     Jerome J. Brault
                                     Chairman of the Board of
                                     Directors and President

                                By:  /s/ James L. Brault
                                     James L. Brault
                                     Vice President and Secretary


                                By:  /s/ Thomas E. Murphy
                                     Thomas E. Murphy
                                     Chief Financial Officer and
                                     Treasurer

                           INDIVIDUAL GENERAL PARTNER

                                     /s/ Jerome J. Brault
                                     Jerome J. Brault




                          Dated: April 11, 2003









          CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)
             CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                                 OF
                       BRAUVIN VENTURES, INC.
                     CORPORATE GENERAL PARTNER
                                 OF
                  BRAUVIN REAL ESTATE FUND L.P. 4


I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-KSB of Brauvin Real Estate Fund L.P. 4;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         BY: Brauvin Ventures, Inc.
                             Corporate General Partner of
                             Brauvin Real Estate Fund L.P. 4




                      BY:/s/ Jerome J. Brault
                         Jerome J. Brault
                         Chairman of the Board of Directors,
                         President and Chief Executive Officer

                      DATE: April 11, 2003







          CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)
             CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                                 OF
                       BRAUVIN VENTURES, INC.
                     CORPORATE GENERAL PARTNER
                                 OF
                  BRAUVIN REAL ESTATE FUND L.P. 4


I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this annual report on Form 10-KSB of Brauvin Real Estate Fund L.P 4.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                BY:  Brauvin Ventures, Inc.
                     Corporate General Partner of
                     BrauvinRealEstateFundL.P.4




                BY:/s/ Thomas E. Murphy
                Thomas E. Murphy
                Chief Financial Officer and Treasurer

              DATE: April 11, 2003





                           Exhibit 99
                     SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

Each of the undersigned certifies that the foregoing Report on Form 10-KSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of Brauvin Real Estate Fund L.P. 4.



                      BY:  Brauvin Ventures, Inc.
                           Corporate General Partner of
                           Brauvin Real Estate Fund L.P. 4


                           BY:    /s/ Jerome J. Brault
                                  Jerome J. Brault
                                  Chairman of the Board of
                                  Directors and President

                           DATE:  April 11, 2003


                           BY:    /s/ Thomas E. Murphy
                                  Thomas E. Murphy
                                  Chief Financial Officer
                                  And Treasurer

                           DATE:  April 11, 2003


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page

Independent Auditors' Report . . . . . . . . . . . . . . .  F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2002 (Liquidation Basis) . . . . . . . . F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the period January 1, 2002 to
December 31, 2002  (Liquidation Basis)  . . . . . . . . . . F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the period January 1, 2001 to
December 31, 2001  (Liquidation Basis)  . . . . . . . . . . F-5

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2001 (Liquidation Basis). . . . . . . F-6

Notes to Consolidated Financial Statements  . . . . . . . . F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.


                       INDEPENDENT AUDITORS' REPORT

Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 4 and subsidiary as of December 31, 2002, and for the years ended December 31, 2002 and 2001 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 4 and subsidiary at December 31, 2002, and the results of their operations for the years ended December 31, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.


/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
February 4, 2003, except for Note 8,
which is as of March 17, 2003












     CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                         DECEMBER 31, 2002
                        (LIQUIDATION BASIS)


ASSETS

Real estate held for sale                              $ 6,983,000
Investment in Sabal Palm
  Joint Venture (Note 7)                                   179,856
Cash and cash equivalents                                  241,138
Tenant receivables                                          99,817
Utility deposits                                             2,370
Other assets                                                17,951

    Total Assets                                         7,524,132

LIABILITIES
Mortgage notes payable (Note 4)                          4,699,221
Accounts payable and accrued expenses                      204,476
Deferred gain on sale of real estate (Note 2)              464,312
Reserve for estimated costs during
    the period of liquidation (Note 2)                     302,075
Tenant security deposits                                    23,887
Due to affiliates                                            4,963

    Total Liabilities                                    5,698,934



Net Assets in Liquidation                              $ 1,825,198








    See accompanying notes to consolidated financial statements.




CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION  FOR
             THE PERIOD JANUARY 1 TO DECEMBER 31, 2002
                        (LIQUIDATION BASIS)


Net assets in liquidation at January 1, 2002            $2,153,149


Loss from operations                                      (327,951)


Net assets in liquidation at
    December 31, 2002                                   $1,825,198




















    See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
           FOR THE  PERIOD JANUARY 1 TO DECEMBER 31, 2001
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




               CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                        (LIQUIDATION BASIS)

                                         2002          2001
INCOME
Rental                               $  833,083    $1,429,209
Interest                                  2,686        30,047
Other, primarily tenant
    expense reimbursements              202,709       293,155
    Total income                      1,038,478     1,752,411
EXPENSES
Interest                                472,225       688,228
Real estate taxes                       180,357       254,240
Repairs and maintenance                 115,330       285,988
Management fees (Note 5)                 67,973        97,073
Other property operating                112,177       103,236
General and administrative              403,688       335,284
    Total expenses                    1,351,750     1,764,049
Loss before
    minority and equity
    interests                          (313,272)      (11,638)
Minority interest's
    share of Strawberry Fields
    Joint Venture's net income           (1,359)     (373,824)
Equity interest in Sabal
    Palm Joint Venture's
    net loss                            (13,320)      (85,214)
Net loss before
 adjustment to liquidation
 basis and gain on sale of
 property                              (327,951)     (470,676)
Adjustment to liquidation
 basis                                       --      (346,125)
Gain on sale of property                     --       720,295

Net loss                            $  (327,951)  $   (96,506)
Net loss allocated
    to the General Partners         $    (3,280)  $      (965)
Net loss allocated
    to the Limited Partners         $  (324,671)  $   (95,541)
Net loss per
    Limited Partnership
    Interest (9,550 units
    outstanding)                    $    (34.00)  $    (10.00)


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

     Properties acquired by the Partnership either directly or indirectly through joint ventures were: (a) Fortune Professional Building; (b) Raleigh Springs Marketplace; (c) Strawberry Fields Shopping Center(which was sold in July 2001) and (d) Sabal Palm Shopping Center.

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

     Basis of Presentation

     As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2002.

     Accounting Method

     The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

       Tenant Receivables

     Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts ($9,869-2002 and $46,396-2001) is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

     Federal Income Taxes

     Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for Federal income taxes in the financial statements.

     Consolidation of Joint Venture Partnership

     The Partnership owned a 58% equity interest in an affiliated joint venture ("Strawberry Joint Venture"), which had acquired Strawberry Fields Shopping Center ("Strawberry Fields"). The accompanying consolidated financial statements have consolidated 100% of the assets, liabilities, operations and partners' capital of Strawberry Joint Venture. The minority interest in the consolidated joint venture is adjusted for the joint venture partner's share of income or loss and any cash contributions or cash disbursements from the joint venture partner, Brauvin Real Estate Fund L.P. 5 ("BREF 5"). All significant intercompany balances and transactions have been eliminated.

     Investment in Joint Venture Partnership

     The Partnership owns a 47% equity interest in Sabal Palm Joint Venture (see Note 7). Sabal Palm is reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Sabal Palm Joint Venture at estimated net realizable value using the equity method of accounting.

     Investment in Real Estate

     Prior to the preparation of the financial statements on the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost including acquisition costs, leasing commissions, and tenant improvements net of impairment losses. Depreciation and amortization were recorded on a straight-line basis over the estimated economic lives of the properties, which approximate 38 years, and the term of the applicable leases, respectively. All of the Partnership's properties are subject to liens under first mortgages (see Note 4).

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

     The fair value estimates presented herein are based on information available to management as of December 31, 2002, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     In connection with the adoption of the liquidation basis of accounting, which approximates fair value at December 31, 2002 (Note
2), assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

     Derivatives and Hedging Instruments

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001.
The Partnership had no derivatives in 2002 and 2001.

     Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles reassessment of the useful lives of existing intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

     Application of the statements to future acquisitions, if any, could result in the recognition, upon acquisition of additional intangible assets(acquired in-place lease origination costs and acquired above market leases) and liabilities (acquired below market leases), which would be amortized over the remaining terms of the acquired leases.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which was effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 144 retains the recognition and measurement requirements of SFAS 121, but resolves significant SFAS 121 implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation.

       In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, Amendment of FASB No. 13, and Technical Corrections" ("SFAS 145"). Generally, the rescission of FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt" would require that debt extinguishment costs are to no longer be treated as extraordinary items. The amendment to FASB No. 13, "Accounting for Leases" requires sale-leaseback accounting for certain lease modifications that have the economic effects that are similar to sale-leaseback transactions. This statement is generally effective for the year ending December 31, 2003.

       In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002.

       In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003 and to such entities in which the interest was acquired prior to February 1, 2003 for fiscal years and interim periods beginning after June 15, 2003.

     The Partnership does not believe that the adoption of SFAS 143, 144,and 145 and FIN 45 and 46 will have a significant impact on its financial statements.

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

     At December 31, 2002, the Preferential Distribution Deficiency equaled $15,411,315.

(4)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 2002 consist of the following:
                                           Interest      Date
                            Balance         Rate         Due
Raleigh Springs
    Marketplace          $ 4,337,565       (a)10%       04/07
Fortune Professional
    Building                 361,656       (b)5.25%     06/03

                         $ 4,699,221


Maturities of the mortgage notes payable are as follows:

       2003                         $ 496,011
       2004                           148,423
       2005                           163,965
       2006                           181,135
       2007                         3,709,687
                                   $4,699,221

    Raleigh Springs Marketplace and Fortune Professional Building serve as collateral under the respective nonrecourse debt obligations.

     (a) Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan which continues to bear interest at 10% per annum, requires monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007. The carrying value of Raleigh Springs Marketplace at December 31, 2002 was approximately $6,026,500.

    (b) On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune Professional Building, from American National Bank and Trust Company. The loan has a floating interest rate based on American National Bank's prime rate plus one half percent, which equates to 4.75% at December 31, 2002. Principal is being amortized at $5,000 per month. In the third quarter of 2002 the Partnership paid a $50,000 principal payment on this mortgage note payable.

    The carrying value of the Fortune Professional Building at December 31, 2002 was approximately $956,500.

    On February 4, 2003, Fortune was sold for a gross sales price of $1,050,000. Gain on the sale of this property was approximately
$14,250.


(5)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses incurred or payable to the General Partners or their affiliates for the years ended December 31, 2002 and 2001 were as follows:

                                   2002                  2001
Management fees                  $ 59,084            $ 89,669
Reimbursable office expenses      106,718             115,541

     The Partnership had made all payments to affiliates except for $4,963 for management fees, as of December 31, 2002.

(6)  OPERATING LEASES

     The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (exclusive of the Fortune property which was sold in February 2003) is as follows:

Year ending December 31,
          2003                      $ 555,349
          2004                        461,547
          2005                        290,045
          2006                        231,296
          2007                        218,496
          Thereafter                2,148,544
          Total                    $3,905,277

     Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from Toys "R" Us at Raleigh Springs approximate 26.29% of rental income for the Partnership for the year ended December 31, 2002 (34% of rental income received at Raleigh Springs).

(7)  EQUITY INVESTMENT

     The Partnership owns a 47% interest in Sabal Palm Joint Venture ("Sabal Palm") and accounts for its investment under the equity method.

     The following are condensed financial statements for Sabal Palm:

                                         Liquidation Basis
                                           December 31,
                                             2002

Real estate held for sale                  $3,028,375
Other assets                                  422,233
                                            3,450,608

Mortgage note payable                       2,975,621
Other liabilities                              88,642
                                            3,064,263
Net assets in liquidation                  $  386,345


                           Liquidation Basis
                  For the years ended December 31,

                                    2002              2001

Rental income                     $398,858         $481,081
Other income                       371,717           63,760
                                   770,575          544,841
Mortgage and
 other interest                    270,875          276,762
Adjustment to liquidation               --          121,875
Operating and
 administrative expenses           528,041          327,512

                                   798,916          726,149

         Net loss                 $(28,341)       $(181,308)

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

    On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2005. Walgreens moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

    In the second  quarter of 1998, Winn-Dixie vacated its space at the
center.   Winn-Dixie failed to timely pay its rental obligation from
November 2001 and through March 2002 and was in default.

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

    Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture was in lease negotiations with a potential retail tenant for 10,675 square feet in another of the demized spaces. However, the tenant has withdrawn from the negotiations.

    Due to the nonpayment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm from November and 2001 through March 2002, thus resulting in a default on its loan.


(8) SUBSEQUENT EVENTS

    On February 4, 2003, Fortune was sold for a gross sales price of
$1,050,000.   Gain on the sale of the property was approximately
$14,25O.

    On March 17, 2003, the Sabal Palm joint venture obtained a loan commitment from AmSouth Bank in the amount of $3,250,000. The loan proposal provides for payment of interest only for a 24-month term subject to various tests to be met at a six-month period from close and a nine-month period from close. If these tests are not met the joint venture will be required to reduce the principal outstanding by an amount ranging from $250,000 to $500,000.


                           EXHIBIT INDEX


Exhibit (21)  Subsidiaries of the Registrant


                            Exhibit 21

Name of Subsidiary                            State of Formation

Brauvin Strawberry Fields
    Joint Venture                                   Florida

Brauvin Sabal Palm Joint Venture                    Florida