Form 10QSB
period 2003-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2003-05-21
CIK 736908

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

   For the quarterly period ended      March 31, 2003

                                or

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

          Statement of Net Assets in Liquidation
          as of March 31, 2003 (Liquidation Basis) . . . . . . . . . . 4

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2003 to
          March 31, 2003 (Liquidation Basis) . . . . . . . . . . . . . 5

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2002 to
          March 31, 2002 (Liquidation Basis) . . . . . . . . . . . . . 6

          Statements of Operations for the
          three months ended March 31, 2003 and 2002
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

Item 4.   Submission of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .28

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .28

Item 6.   Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .28

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Statement of Net Assets in Liquidation as of March 31, 2003 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to March 31, 2003 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to March 31, 2002 (Liquidation Basis) and Statements of Operations for the three months ended March 31, 2003 and 2002 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-KSB.



          STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2003 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                               $6,026,500
Investment in Sabal
  Joint Venture (Note 6)                                   177,352
Cash and cash equivalents                                  725,385
Tenant receivables                                          98,611
Utility deposits                                             2,370
Other assets                                                 7,873

  Total Assets                                           7,038,091

LIABILITIES
Mortgage notes payable (Note 4)                          4,305,220
Accounts payable and accrued expenses                      147,789
Deferred gain on sale of real estate (Note 2)              464,312
Reserve for estimated costs during
  the period of liquidation                                281,925
Tenant security deposits                                    10,541
Due to affiliates                                            1,872

  Total Liabilities                                      5,211,659

Net Assets in Liquidation                               $1,826,432















         See accompanying notes to financial statements.




       STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
          THE PERIOD JANUARY 1, 2003 TO MARCH 31, 2003
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2003            $1,825,198

Loss from operations                                       (12,667)

Gain from sale of property                                  13,901


Net assets in liquidation at March 31, 2003             $1,826,432












        See accompanying notes to financial statements.





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













        See accompanying notes to financial statements.



                    STATEMENTS OF OPERATIONS
      For the three months ended March 31, 2003 and 2002
                      (Liquidation Basis)
                          (Unaudited)


                                         2003          2002
INCOME
Rental                                 $159,760      $233,132
Interest                                    224           408
Other, primarily tenant
  expense reimbursements                 58,468        56,073
  Total income                          218,452       289,613

EXPENSES
Interest                                109,617       119,026
Real estate taxes                        39,300        50,498
Repairs and maintenance                   2,516        27,377
Management fees (Note 5)                 12,231        20,787
Other property operating                 18,779        22,751
General and administrative               46,172        55,869
  Total expenses                        228,615       296,308

Loss before
  equity interests                      (10,163)       (6,695)

Equity interest in Sabal
  Palm Joint Venture's
  net (loss) income                      (2,504)        9,358

(Loss)income before gain on
  sale of property                      (12,667)        2,663
Gain on sale of property                 13,901            --

Net income                             $  1,234      $  2,663
Net income allocated
  to the General Partners              $     12      $     27

Net income allocated
  to the Limited Partners              $  1,222      $  2,636

Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)                         $   0.13      $   0.28



         See accompanying notes to financial statements.



                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

  Brauvin Real Estate Fund L.P. 4 (the "Partnership") has a 47% interest in joint venture, which is accounted for using the equity method of accounting.

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

  Properties acquired by the Partnership either directly or indirectly through joint ventures were: (a) Fortune Professional Building (which was sold February 2003); (b) Raleigh Springs Marketplace; (c) Strawberry Fields Shopping Center(which was sold in July 2001) and (d) Sabal Palm Shopping Center.


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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2003.

  Accounting Method

  The accompanying financial statements have been prepared using the accrual method of accounting.

  Tenant Receivables

  Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts ($7,118-2003 and $42,628-2002) is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

  The fair value estimates are based on information available to management as of March 31, 2003, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, which approximates fair value at March 31, 2003 (Note
2), assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

  Derivatives and Hedging Instruments

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2003 and 2002.

  Recent Accounting Pronouncements

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles, reassessment of the useful lives of existing intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

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

  The Partnership does not believe that the adoption of SFAS 143, 144,and 145 and FIN 45 and 46 has a significant impact on its financial statements.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

   On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

  In February, 2003, the Partnership sold Fortune Professional
Building resulting in an adjustment to real estate held for sale of $956,500 and a gain on sale of property of $13,901.

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

  At March 31, 2003, the Preferential Distribution Deficiency equaled $15,650,065.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at March 31, 2003 consist of the
following:
                                           Interest     Date
                               Balance       Rate        Due
Raleigh Springs
  Marketplace              $ 4,305,220       10%        04/07
Maturities of the mortgage notes payable are as follows:

     2003                          $  102,010
     2004                             148,423
     2005                             163,965
     2006                             181,135
     2007                           3,709,687
                                   $4,305,220

  Raleigh Springs Marketplace serves as collateral under the nonrecourse debt obligation.

Raleigh Springs Marketplace

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

Fortune Professional Building

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

  On February 4, 2003, Fortune was sold for a gross sales price of $1,050,000 and the outstanding loan was repaid in full.

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the three months ended March 31, 2003 and
2002 were as follows:
                                             2003       2002

  Management fees                           $11,491    $18,565
  Reimbursable office expenses               22,913     25,052

  The Partnership had made all payments to affiliates, except for $1,872 for management fees, as of March 31, 2003.

(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                            March 31,
                                              2003
                                          (unaudited)
                                      (Liquidation Basis)
Real estate held for sale                  $3,028,375
Other assets                                  400,667
                                            3,429,042

Mortgage note payable                       2,961,866
Other liabilities                              80,831
                                            3,042,697

Net Assets in Liquidation                  $  386,345









                                For the three months ended
                                        (unaudited)
                                        (Liquidation Basis)
                                      March 31,        March 31,
                                        2003               2002
Rental income                         $ 94,193          $115,538
Other income                            17,573            13,460
                                       111,766           128,998
Mortgage and
  other interest                        66,255            67,318
Operating and
 administrative expenses                50,838            41,770
                                       117,093           109,088

Net(loss) income                      $ (5,327)         $ 19,910

  The Sabal Palm first mortgage loan bears interest at the rate of 8.93% per annum, is amortized over a 25-year period, requires monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002. A portion of the proceeds of the first mortgage loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. Subsequent to the end of the first quarter of 2003, this loan was repaid and replaced with a new facility described below.

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

  On April 29, 2003, the Sabal Palm joint venture closed on the $3,250,000 mortgage with AmSouth Bank (subject to a reduction not to exceed $500,000 if certain conditions of the loan are not met). The joint venture repaid the prior outstanding first mortgage loan on the property in the amount of $2,957,941, accrued interest of $22,100 and paid loan costs and fees of approximately $46,100 at closing. The joint venture expects to use the remaining proceeds primarily to finance certain tenant improvements and leasing costs.

  The new loan bears interest at LIBOR plus 2.85% and is payable interest only monthly until maturity (May 3, 2005) at which time all unpaid interest and principal is due. The loan is secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture have each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager has agreed to subordinate payment of the management fee to the payment of the loan obligations.

(7) PROPERTY SALE

  On February 4, 2003, Fortune Professional Building was sold for a gross sales price of $1,050,000. Net proceeds delivered to the Partnership at closing, inclusive of closing costs and prorations, was approximately $580,000. The Partnership has recorded a gain of approximately $13,900 on the sale of this property.


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

  The General Partners (primarily through real estate brokers) have been actively marketing the properties for sale and have contacted over 1,000 potential investors regarding the sale of the properties. Of this group, approximately 300 became registered potential buyers for the properties. Subsequent to the end of the second quarter of 2002, the Partnership engaged a new brokerage firm to assist in the marketing of the Partnership's properties for sale. The brokerage firm is national in scope and one of the largest real estate investment brokers in the country. The terms of the engagement are substantially similar to the terms previously negotiated.

Property Status

  Fortune Office Building

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate plus one half percent which at December 31, 2002 equates to 4.75%. Principal is being amortized at $5,000 per month. In the third quarter the Partnership made a $50,000 principal payment. The Replacement Loan was extended through June 30, 2003.

  In 2002, the Partnership made a number of cosmetic improvements to the property to help attract potential purchasers. In the third quarter of 2002, the Partnership received two offers for the sale
of the property.    The Partnership negotiated the terms of a
letter of intent with the most attractive offer.

  On February 4, 2003, the Fortune property was sold for a gross sales price of $1,050,000. Net proceeds delivered to the Partnership at closing, inclusive of closing costs and prorations, was approximately $580,000. The Partnership has recorded a gain of approximately $13,900 on the sale of this property.

  Raleigh Springs Marketplace

  In 1996, Raleigh Springs lost an anchor tenant, T.J. Maxx, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. The occupancy rate at Raleigh at March 31, 2003 was 65%, compared to 77% at March 31, 2002.

   In the fourth quarter 2001 approximately 12% of the center was successfully leased to Sav A Lot, a national grocery chain. In the first quarter of 2002, Methodist Hospital gave notice to the Partnership that it will be vacating the 9,500 square feet it occupies at the expiration of its base term which was April, 2002. In addition, Toys 'R Us, the anchor tenant at the property gave the Partnership notice of its intent to vacate its space in the second quarter of 2002. Toys 'R Us vacated the center in July 2002. However, the Partnership anticipates that Toys 'R Us will continue to honor its lease obligations. The Partnership anticipates that this property will remain in a negative cash flow position until the vacant 9,500 square foot space is released. In the second quarter of 2002, the Partnership replaced its local leasing agent. The Partnership is negotiating a potential buyout of the Toys 'R Us lease and subsequently dividing this space into smaller units. In addition, the Partnership is negotiating with a potential tenant to lease approximately 25,000 square feet of the 36,400 square foot Toys 'R Us space. Further, the Partnership is negotiating a potential lease for 10,800 square feet with a dollar store concept. Both of these negotiations are in the early stages and there can be no assurance that either lease will be consummated.

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

  Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amount thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential tenant to lease approximately 10,675 square feet (another one of the demized spaces).

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

  On April 29, 2003, the Sabal Palm joint venture closed on the $3,250,000 mortgage with AmSouth Bank (subject to a reduction not to exceed $500,000 if certain conditions of the loan are not met). The joint venture repaid the prior outstanding first mortgage loan on the property in the amount of $2,957,941, accrued interest of $22,100 and paid loan costs and fees of approximately $46,100 at closing. The joint venture expects to use the remaining proceeds primarily to finance certain tenant improvements and leasing costs.

  The new loan bears interest at LIBOR plus 2.85% and is payable interest only monthly until maturity (May 3, 2005) at which time all unpaid interest and principal is due. The loan is secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture have each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager has agreed to subordinate payment of the management fee to the payment of the loan obligations.

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

Results of Operations - Three months ended March 31, 2003 and 2002 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net income of $1,000 for the period ended March 31, 2003 as compared to a net income of $3,000 for the same period in 2002. The $2,000 decrease in net income is primarily a result of a decrease in total income of $71,000 partially offset by a decrease in total expenses of $68,000. The Partnership's share of the net income from Sabal Palm of decreased
$12,000.   Additionally, there was a $14,000 gain from the property
sale.

  Total income for the period ended March 31, 2003 was $218,000 as compared to $290,000 for the same period in 2002. The $71,000 decrease in total income was primarily a result of a $73,000 decrease in rental income, primarily resulting from the loss of rental income due to the sale of the Fortune in February 2003. Also contributing to the decrease in rental income is the decline in occupancy at Raleigh Springs.

  Total expenses for the period ended March 31, 2003 were $228,000 as compared to $296,000 for the same period in 2002. The $68,000 decrease in total expense was due to an decrease in interest expense of $9,000, a decrease in general and administration expense of $10,000, and decrease in real estate tax of $11,000, a decrease of management fees of $9,000, a decrease in repairs and maintenance of $25,000 and a decrease in operating expense of $4,000. The decrease in repairs in maintenance is primarily the result of the repairs at Raleigh during the first quarter of 2002. All other decreases are primarily related to the sale of Fortune in February 2003.

ITEM 3.     Controls and Procedures

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

            Exhibit 99.  Certification of Officers



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

                              DATE: May 20, 2003


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: May 20, 2003






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

                    DATE: May 20, 2003





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


                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 4


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: May 20, 2003






                          Exhibit 99
                   SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  May 20, 2003


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  May 20, 2003