Form 10QSB
period 2003-06-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2003-08-20
CIK 736908

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

   For the quarterly period ended      June 30, 2003

                                or

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

          Statement of Net Assets in Liquidation
          as of June 30, 2003 (Liquidation Basis). . . . . . . . . . . 4

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2003 to
          June 30, 2003 (Liquidation Basis). . . . . . . . . . . . . . 5

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2002 to
          June 30, 2002 (Liquidation Basis). . . . . . . . . . . . . . 6

          Statements of Operations for the
          six months ended June 30, 2003 and 2002
          (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

          Statements of Operations for the
          three months ended June 30, 2003 and 2002
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

Item 4.   Submission of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .30

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .30

Item 6.   Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .30

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .31


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to June 30, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to June 30, 2002 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2003 and 2002 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-KSB.



          STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               JUNE 30, 2003 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                               $6,026,500
Investment in Sabal
  Joint Venture (Note 6)                                   365,129
Cash and cash equivalents                                  568,780
Tenant receivables                                          60,114
Utility deposits                                             2,370
Other assets                                                10,782

  Total Assets                                           7,033,675

LIABILITIES
Mortgage notes payable (Note 4)                          4,272,060
Accounts payable and accrued expenses                      177,116
Deferred gain on sale of real estate (Note 2)              464,312
Reserve for estimated costs during
  the period of liquidation                                262,875
Tenant security deposits                                    10,540
Due to affiliates                                            4,625

  Total Liabilities                                      5,191,528

Net Assets in Liquidation                               $1,842,147














         See accompanying notes to financial statements.


       STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
          THE PERIOD JANUARY 1, 2003 TO JUNE 30, 2003
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2003            $1,825,198

Income from operations                                       3,048

Gain from sale of property                                  13,901


Net assets in liquidation at June 30, 2003              $1,842,147



















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




















         See accompanying notes to financial statements.


        For the six months ended June 30, 2003 and 2002
                      (Liquidation Basis)
                          (Unaudited)

                                         2003          2002
INCOME
Rental                                 $360,964     $ 440,966
Interest                                  1,063         1,392
Other, primarily tenant
  expense reimbursements                110,322       108,969
  Total income                          472,349       551,327

EXPENSES
Interest                                216,695       243,994
Real estate taxes                        81,553       100,996
Repairs and maintenance                   2,236        45,084
Management fees (Note 5)                 29,823        41,650
Other property operating                 32,110        47,040
General and administrative               71,257       137,635
  Total expenses                        433,674       616,399

Income (loss)before
  equity interests                       38,675       (65,072)

Equity interest in Sabal
  Palm Joint Venture's
  net (loss) income                     (35,627)      104,105

Net income before
 gain on sale                             3,048        39,033
Gain on sale of property                 13,901            --

Net income                             $ 16,949    $   39,033

Net income allocated
  to the General Partners              $    169    $      390

Net income allocated
  to the Limited Partners              $ 16,780    $   38,643

Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)                         $   1.76    $     4.05

  See accompanying notes to consolidated financial statements.


                  STATEMENTS OF OPERATIONS
       For the three months ended June 30, 2003 and 2002
                      (Liquidation Basis)
                          (Unaudited)


                                         2003          2002
INCOME
Rental                                 $201,204      $207,834
Interest                                    839           984
Other, primarily tenant
  expense reimbursements                 51,854        52,896
  Total income                          253,897       261,714

EXPENSES
Interest                                 107,078      124,968
Real estate taxes                         42,253       50,498
Repairs and maintenance                     (280)      17,707
Management fees (Note 5)                  17,592       20,863
Other property operating                  13,331       24,289
General and administrative                25,085       81,766
  Total expenses                         205,059      320,091

Income (loss) before
  equity interest                        48,838       (58,377)

Equity interest in Sabal
  Palm Joint Venture's
  net (loss) income                     (33,123)       94,747

Net income                             $ 15,715      $ 36,370
Net income allocated
  to the General Partners              $    157      $    364

Net income allocated
  to the Limited Partners              $ 15,558      $ 36,006

Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)                         $   1.63      $   3.77



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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2003.

  Accounting Method

  The accompanying financial statements have been prepared using the accrual method of accounting.

  Tenant Receivables

  Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts ($7,008-2003 and $42,628-2002) is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

  The fair value estimates are based on information available to management as of June 30, 2003, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, which approximates fair value at June 30, 2003 (Note
2), assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

  The adoption of SFAS 143, 144,and 145 and FIN 45 and 46 has not had a significant impact on the Partnership's financial statements.

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

  At June 30, 2003, the Preferential Distribution Deficiency equaled $15,888,815.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at June 30, 2003 consist of the following:

                                    Interest     Date
                        Balance       Rate        Due
Raleigh Springs
  Marketplace        $ 4,272,060      10%        04/07


Maturities of the mortgage notes payable are as follows:

     2003                          $   68,850
     2004                             148,423
     2005                             163,965
     2006                             181,135
     2007                           3,709,687
                                   $4,272,060

  Raleigh Springs Marketplace serves as collateral under the nonrecourse debt obligation.

Raleigh Springs Marketplace

   Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan which continues to bear interest at 10% per annum, requires monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007. The carrying value of Raleigh Springs Marketplace at June 30, 2003 was approximately $6,026,500.

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

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the six months ended June 30, 2003 and 2002 were as follows:
                                             2003       2002

  Management fees                           $29,142    $37,206
  Reimbursable office expenses               41,963     47,402

  The Partnership had made all payments to affiliates, except for $4,625 for management fees, as of June 30, 2003.

(6)  EQUITY INVESTMENT

  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                          June 30,
                                            2003
                                        (unaudited)
                                     (Liquidation Basis)
Real estate held for sale                  $3,028,375
Cash held in pledge account                 1,000,000
Other assets                                   99,436
                                            4,127,811

Mortgage note payable                       3,250,000
Other liabilities                              97,270
                                            3,347,270

Net Assets in Liquidation                  $  780,541









                                 For the six months ended
                                        (unaudited)
                                        (Liquidation Basis)
                                     June 30,           June 30,
                                       2003               2002
Rental income                        $ 188,848          $177,499
Lease termination fee                       --           300,000
Other income                            36,184            29,305
                                       225,032           506,804
Mortgage and
  other interest                       111,564           134,587
Operating and
 administrative expenses               189,271           150,718
                                       300,835           285,305

Net(loss) income                     $ (75,803)         $221,499

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

  Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential retail tenant for 10,675 square feet in another of the demized spaces. The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that either the potential lease or sale will be consummated; however, the joint venture is continuing to evaluate both opportunities.

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

  Additionally, the lender has required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 5 to maintain a minimum combined tangible net worth of not less than $1,000,000.

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

  Raleigh Springs Marketplace

  In 1996, Raleigh Springs lost an anchor tenant, T.J. Maxx, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. The occupancy rate at Raleigh at June 30, 2003 was 64%, compared to 68% at June 30, 2002.

   In the fourth quarter 2001 approximately 12% of the center was successfully leased to Sav A Lot, a national grocery chain. In the first quarter of 2002, Methodist Hospital gave notice to the Partnership that it will be vacating the 9,500 square feet it occupies at the expiration of its base term which was April, 2002. In addition, Toys 'R Us, the anchor tenant at the property gave the Partnership notice of its intent to vacate its space in the second quarter of 2002. Toys 'R Us vacated the center in July 2002. However, the Partnership anticipates that Toys 'R Us will continue to honor its lease obligations. The Partnership anticipates that this property will remain in a negative cash flow position until the vacant 9,500 square foot space is released. In the second quarter of 2002, the Partnership replaced its local leasing agent. The Partnership is negotiating a potential buyout of the Toys 'R Us lease and subsequently dividing this space into smaller units. Subsequent to June 30, 2003, the Partnership executed a lease for approximately 3,700 square feet of space with a retail clothing operator. In addition, the Partnership is in discussions with several other potential tenants for the property, however, there can be no assurance that these additional leases will be consummated.

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

  Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amount thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential tenant to lease approximately 10,675 square feet (another one of the demized spaces). The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that either the potential lease or sale will be consummated; however, the joint venture is continuing to evaluate both opportunities.

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

  Additionally, the lender has required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 5 to maintain a minimum combined tangible net worth of not less than $1,000,000.

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

Results of Operations - Six months ended June 30, 2003 and 2002
(Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net income of $17,000 for the period ended June 30, 2003 as compared to a net income of $39,000 for the same period in 2002. The $22,000 decrease in net income is primarily a result of a decrease in total expenses of $182,000 partially offset by a decrease in total income of $79,000. The Partnership's share of the net income from Sabal Palm decreased
$140,000.   Additionally, there was a $14,000 gain from the
property sale.

  Total income for the period ended June 30, 2003 was $472,000 as compared to $551,000 for the same period in 2002. The $79,000 decrease in total income was primarily a result of a $80,000 decrease in rental income, primarily resulting from the loss of rental income due to the sale of the Fortune in February 2003. Also contributing to the decrease in rental income is the decline in occupancy at Raleigh Springs.

  Total expenses for the period ended June 30, 2003 were $434,000 as compared to $616,000 for the same period in 2002. The $182,000 decrease in total expense was due to an decrease in interest expense of $27,000, a decrease in general and administration expense of $66,000, and decrease in real estate tax of $19,000, a decrease of management fees of $12,000, a decrease in repairs and maintenance of $43,000 and a decrease in operating expense of $15,000. The decrease in repairs in maintenance is primarily the result of the repairs at Raleigh during the first quarter of 2002. All other decreases are primarily related to the sale of Fortune in February 2003.

Results of Operations - Three months ended June 30, 2003 and 2002
(Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net income of $16,000 for the period ended June 30, 2003 as compared to a net income of $36,000 for the same period in 2002. The $20,000 decrease in net income is primarily a result of a decrease in total income of $8,000 offset by a decrease in total expenses of $115,000. The Partnership's share of the net income from Sabal Palm of decreased $128,000.

  Total income for the period ended June 30, 2003 was $254,000 as compared to $262,000 for the same period in 2002. The $8,000 decrease in total income was primarily a result of a $7,000 decrease in rental income, primarily resulting from the loss of rental income due to the sale of the Fortune in February 2003. Also contributing to the decrease in rental income is the decline in occupancy at Raleigh Springs.

  Total expenses for the period ended June 30, 2003 were $205,000 as compared to $320,000 for the same period in 2002. The $115,000 decrease in total expense was due to an decrease in interest expense of $18,000, a decrease in general and administration expense of $57,000, and decrease in real estate tax of $8,000, a decrease of management fees of $3,000, a decrease in repairs and maintenance of $18,000 and a decrease in operating expense of $11,000. All decreases are primarily related to the sale of Fortune in February 2003.

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

                              DATE: August 19, 2003


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: August 19, 2003


        CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)

           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                     BRAUVIN VENTURES, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN REAL ESTATE FUND L.P. 4



I, Jerome J. Brault, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Real Estate Fund L.P. 4;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)for the small business issue and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under ourt supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to aversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 4


                    BY:/s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer

                    DATE: August 19, 2003






        CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)

           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                     BRAUVIN VENTURES, INC.
                   CORPORATE GENERAL PARTNER
                               OF
                BRAUVIN REAL ESTATE FUND L.P. 4

I, Thomas E. Murphy, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brauvin Real Estate Fund L.P 4.;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and statement of changes in net assets in liquidation of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)for the small business issue and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under ourt supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to aversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.


                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 4


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: August 19, 2003



                          Exhibit 99
                   SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  August 19, 2003


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  August 19, 2003