Form 10QSB
period 2003-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2003-11-14
CIK 736908

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of  1934

   For the quarterly period ended      September 30, 2003

                                or

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

          Statement of Net Assets in Liquidation
          as of September 30, 2003 (Liquidation Basis) . . . . . . . . 4

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2003 to
          September 30, 2003 (Liquidation Basis) . . . . . . . . . . . 5

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2002 to
          September 30, 2002 (Liquidation Basis) . . . . . . . . . . . 6

          Statements of Operations for the
          nine months ended September 30, 2003 and 2002
          (Liquidation Basis). . . . . . . . . . . . . . . . . . . . . 7

          Statements of Operations for the
          three months ended September 30, 2003 and 2002
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

Item 4.   Submission of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .31

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .31

Item 6.   Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . .31

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .32


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to September 30, 2003 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2002 to September 30, 2002 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2003 and 2002 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2002 Annual Report on Form 10-KSB.



          STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2003 (LIQUIDATION BASIS)
                          (Unaudited)

ASSETS

Real estate held for sale                               $6,026,500
Investment in Sabal
  Joint Venture (Note 6)                                   384,015
Cash and cash equivalents                                  442,789
Tenant receivables (net of an
  allowance of $8,553)                                      73,551
Utility deposits                                             2,370
Due from affiliate                                          11,000
Other assets                                                36,014

  Total Assets                                           6,976,239

LIABILITIES
Mortgage notes payable (Note 4)                          4,238,063
Accounts payable and accrued expenses                      140,200
Deferred gain on sale of real estate (Note 2)              464,312
Reserve for estimated costs during
  the period of liquidation                                243,825
Tenant security deposits                                    10,540
Due to affiliates                                            2,496

  Total Liabilities                                      5,099,436

Net Assets in Liquidation                               $1,876,803










         See accompanying notes to financial statements.



       STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
        THE PERIOD JANUARY 1, 2003 TO SEPTEMBER 30, 2003
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2003              $1,825,198

Income from operations                                        37,704

Gain from sale of property                                    13,901

Net assets in liquidation at September 30, 2003           $1,876,803










        See accompanying notes to financial statements.






     STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
        THE PERIOD JANUARY 1, 2002 TO SEPTEMBER 30, 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)



Net assets in liquidation at January 1, 2002              $2,153,149

Loss from operations                                         (68,259)

Net assets in liquidation at September 30, 2002           $2,084,890

















         See accompanying notes to financial statements.


       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)

                                         2003          2002
INCOME
Rental                                 $508,103     $ 630,527
Interest                                  1,622         2,395
Other, primarily tenant
  expense reimbursements                166,221       165,807
  Total income                          675,946       798,729

EXPENSES
Interest                                322,932       358,812
Real estate taxes                       118,245       151,494
Repairs and maintenance                   1,952        57,159
Management fees (Note 5)                 39,532        56,268
Other property operating                 47,675        74,666
General and administrative               91,165       209,590
  Total expenses                        621,501       907,989

Income (loss)before
  equity interests                       54,445      (109,260)

Equity interest in Sabal
  Palm Joint Venture's
  net (loss) income                     (16,741)       41,001

Net income (loss) before
 gain on sale                            37,704       (68,259)
Gain on sale of property                 13,901            --

Net income (loss)                      $ 51,605     $ (68,259)

Net income (loss) allocated
  to the General Partners              $    516     $    (683)

Net income (loss) allocated
  to the Limited Partners              $ 51,089     $ (67,576)

Net income (loss) per
  Limited Partnership
  Interest (9,550 units
  outstanding)                         $   5.35     $   (7.08)


  See accompanying notes to consolidated financial statements.


                      STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
                      (LIQUIDATION BASIS)
                          (Unaudited)


                                         2003          2002
INCOME
Rental                                 $147,139     $ 189,561
Interest                                    559         1,003
Other, primarily tenant
  expense reimbursements                 55,899        56,838
  Total income                          203,597       247,402

EXPENSES
Interest                                 106,237      114,818
Real estate taxes                         36,692       50,498
Repairs and maintenance                     (284)      12,075
Management fees (Note 5)                   9,709       14,618
Other property operating                  15,565       27,626
General and administrative                19,908       71,955
  Total expenses                         187,827      291,590

Income (loss) before
  equity interest                        15,770       (44,188)

Equity interest in Sabal
  Palm Joint Venture's
  net income (loss)                      18,886       (63,104)

Net income (loss)                      $ 34,656     $(107,292)
Net income (loss) allocated
  to the General Partners              $    347     $  (1,073)

Net income (loss) allocated
  to the Limited Partners              $ 34,309     $(106,219)

Net income (loss) per
  Limited Partnership
  Interest (9,550 units
  outstanding)                         $   3.59     $  (11.12)



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

  Basis of Presentation

  As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2003.

  Accounting Method

  The accompanying financial statements have been prepared using the accrual method of accounting.

  Tenant Receivables

  Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. The allowance for doubtful accounts is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

  The fair value estimates are based on information available to management as of September 30, 2003, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  In connection with the adoption of the liquidation basis of accounting, which approximates fair value at September 30, 2003 (Note 2), assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

   In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003 and to such entities in which the interest was acquired prior to February 1, 2003 commencing with financial statements issued after December 15, 2003.

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

  At September 30, 2003, the Preferential Distribution Deficiency equaled $16,127,565.

(4)  MORTGAGE NOTES PAYABLE

  Mortgage notes payable at September 30, 2003 consist of the following:
                                   Interest     Date
                       Balance       Rate        Due
Raleigh Springs
  Marketplace        $ 4,238,063      10%      04/07


Maturities of the mortgage notes payable are as follows:

     2003                          $   34,853
     2004                             148,423
     2005                             163,965
     2006                             181,135
     2007                           3,709,687
                                   $4,238,063

  Raleigh Springs Marketplace serves as collateral under the nonrecourse debt obligation.

Raleigh Springs Marketplace

   Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan which continues to bear interest at 10% per annum, requires monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007. The carrying value of Raleigh Springs Marketplace at September 30, 2003 was approximately $6,026,500.

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

(5)  TRANSACTIONS WITH AFFILIATES

  Fees and other expenses paid or payable to the General Partners or their affiliates for the nine months ended September 30, 2003 and 2002 were as follows:
                                             2003       2002

  Management fees                           $38,850    $49,602
  Reimbursable office expenses               61,013     84,368

  The Partnership had made all payments to affiliates, except for $2,496 for management fees, as of September 30, 2003. In addition the Partnership is owed $11,000 from affiliates which was reimbursed in the fourth quarter.

(6)  EQUITY INVESTMENT
  The Partnership owns a 47% interest in Sabal Palm Joint Venture
("Sabal Palm") and accounts for its investment under the equity method. The following are condensed financial statements for Sabal
Palm:

                                            Sept. 30,
                                              2003
                                            (Unaudited)
                                        (Liquidation Basis)
Real estate held for sale                  $3,028,375
Cash held in pledge account                 1,014,199
Other assets                                  131,421
                                            4,173,995

Mortgage note payable                       3,250,000
Other liabilities                             103,271
                                            3,353,271
Net Assets in Liquidation                  $  820,724


                                  For the nine months ended
                                        (Unaudited)
                                        (Liquidation Basis)
                                       Sept. 30,        Sept. 30,
                                        2003               2002
Rental income                        $ 287,434          $315,922
Lease termination fee                       --           300,000
Other income                            69,157            46,852
                                       356,591           662,774
Mortgage and
  other interest                       145,169           202,867
Operating and
 administrative expenses               247,042           372,672
                                       392,211           575,539

Net(loss) income                     $ (35,620)         $ 87,235

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

Property Status

  Fortune Office Building

  Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan has a floating interest rate based on American National Bank's prime rate plus one half percent which at December 31, 2002 equates to 4.75%. Principal is being amortized at $5,000 per month. In the third quarter the Partnership made a $50,000 principal payment. The Replacement Loan was extended through September 30, 2003.

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

  Raleigh Springs Marketplace

  In 1996, Raleigh Springs lost an anchor tenant, T.J. Maxx, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, has been evicted. The occupancy rate at Raleigh at September 30, 2003 was 64%, compared to 65% at September 30, 2002.

   In the fourth quarter 2001 approximately 12% of the center was successfully leased to Sav A Lot, a national grocery chain. In the first quarter of 2002, Methodist Hospital gave notice to the Partnership that it will be vacating the 9,500 square feet it occupies at the expiration of its base term which was April, 2002. In addition, Toys 'R Us, the anchor tenant at the property gave the Partnership notice of its intent to vacate its space in the second quarter of 2002. Toys 'R Us vacated the center in July 2002. However, the Partnership anticipates that Toys 'R Us will continue to honor its lease obligations. The Partnership anticipates that this property will remain in a negative cash flow position until the vacant 9,500 square foot space is released. In the second quarter of 2002, the Partnership replaced its local leasing agent. The Partnership is negotiating a potential buyout of the Toys 'R Us lease and subsequently dividing this space into smaller units. Subsequent to September 30, 2003, the Partnership executed a lease for approximately 3,700 square feet of space with a retail clothing operator. In addition, the Partnership is in discussions with several other potential tenants for the property, however, there can be no assurance that these additional leases will be consummated.

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

Results of Operations - Nine months ended September 30, 2003 and
2002 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net income of $52,000 for the nine months ended September 30, 2003 as compared to a net loss of $68,000 for the same period in 2002. The $120,000 increase in net income is primarily a result of a decrease in total expenses of $286,000 partially offset by a decrease in total income of $123,000. The Partnership's share of the net income from Sabal Palm decreased $58,000.

  Total income for the nine months ended September 30, 2003 was $676,000 as compared to $799,000 for the same period in 2002. The $123,000 decrease in total income was primarily a result of a $122,000 decrease in rental income, primarily resulting from the loss of rental income due to the sale of the Fortune in February 2003. Also contributing to the decrease in rental income is the decline in occupancy at Raleigh Springs.

  Total expenses for the nine months ended September 30, 2003 were $622,000 as compared to $908,000 for the same period in 2002. The $286,000 decrease in total expense was due to an decrease in interest expense of $36,000, a decrease in general and administrative expense of $118,000, and decrease in real estate tax of $33,000, a decrease of management fees of $17,000, a decrease in repairs and maintenance of $55,000 and a decrease in operating expense of $27,000. The decrease in repairs in maintenance is primarily the result of the repairs at Raleigh during the first quarter of 2002. The decrease in general and administrative expense is the result of the Partnership reclassifying certain expenses to reduce the reserve for estimated costs during liquidation. In addition, legal expense decreased as a result of the sale of Fortune in 2002.

Results of Operations - Three months ended September 30, 2003 and
2002 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net income of $35,000 for the three months ended September 30, 2003 as compared to a net loss of $107,000 for the same period in 2002. The $142,000 increase in net income is primarily a result of a decrease in total income of $44,000 offset by a decrease in total expenses of $104,000. The Partnership's share of the net income from Sabal Palm increased $82,000.

  Total income for the three months ended September 30, 2003 was $204,000 as compared to $247,000 for the same period in 2002. The $44,000 decrease in total income was primarily a result of a $42,000 decrease in rental income, primarily resulting from the loss of rental income due to the sale of the Fortune in February 2003. Also contributing to the decrease in rental income is the decline in occupancy at Raleigh Springs.

  Total expenses for the three months ended September 30, 2003 were $188,000 as compared to $292,000 for the same period in 2002. The $104,000 decrease in total expense was due to an decrease in interest expense of $9,000, a decrease in general and administrative expense of $52,000, and decrease in real estate tax of $14,000, a decrease of management fees of $5,000, a decrease in repairs and maintenance of $12,000 and a decrease in operating expense of $12,000.

ITEM 3.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

  The Chief Executive Officer and Chief Financial Officer, of the corporate general partner, have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's current disclosure controls and procedures are effective and timely, providing all material information relating to the Partnership required to be disclosed in reports filed or submitted under the Exchange Act.

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

                              DATE: November 14, 2003


                              BY:   /s/ Thomas E. Murphy
                                    Thomas E. Murphy
                                    Chief Financial Officer and
                                    Treasurer

                              DATE: November 14, 2003




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

                    DATE: November 14, 2003






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


                    BY:  Brauvin Ventures, Inc.
                         Corporate General Partner of
                         Brauvin Real Estate Fund L.P. 4


                    BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: November 14, 2003



                         Exhibit 99
                   SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  November 14, 2003


                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  November 14, 2003