Form 10KSB
period 2003-12-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2004-03-30
CIK 736908

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the Securities
     Exchange Act of  1934

     For the fiscal year ended   December 31, 2003

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

State issuer's revenues for its most recent fiscal year $812,057.

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

                   BRAUVIN REAL ESTATE FUND L.P. 4
                    2003 FORM 10-KSB ANNUAL REPORT
                                INDEX
                                PART I
                                                                      Page
Item 1.     Description of Business. . . . . . . . . . . . . . . . . . 3

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

Item 8a.    Controls and Procedures. . . . . . . . . . . . . . . . . .24

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


Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . 29


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

     The General Partners originally intended to dispose of the Partnership's properties approximately five to eight years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties are located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions. In 1998, the General Partners notified the Limited Partners that they were exploring various alternatives to sell the Partnership's assets. In this regard, the Partnership engaged a nationally known appraisal firm to value the Partnership's assets. Additionally, this firm assisted the General Partners in determining the appropriate method and timing for the disposition of the Partnership's assets.

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

     In 2001, the Strawberry Joint Venture received an offer to purchase Strawberry Fields for $5.585 million. Syms, one of the tenants at Strawberry Fields, exercised its right of first refusal on the sale of the property. Accordingly, the Strawberry Joint Venture executed a purchase and sale agreement with Syms for $5.585 million in the second quarter of 2001, and on July 20, 2001 Strawberry Fields was sold to Syms for the contract price. At closing, the Strawberry Joint Venture received net sales proceeds of approximately $299,000.

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

     Market conditions had weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Average rental rates for non-anchor tenants, expressed per square foot per year, have decreased at the Memphis, Tennessee, Raleigh Springs property from approximately $12.00 per square foot in 1993 to approximately $10.68 per square foot in 2003($14.35 per square foot in 2002). The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have decreased from approximately $10.88 per square foot in 1995 to approximately $9.13 per square foot in 2003($10.28 per square foot in 2002).

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

Item 2.     Description of Properties.

     The following is a summary of the real estate and improvements owned by the Partnership at January 1, 2002 and subsequent transactions
related thereto.   For the purpose of the information disclosed in this
section, the following terms are defined as follows:


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

(a) Raleigh Springs Marketplace ("Raleigh Springs")

     On June 26, 1985, the Partnership acquired Raleigh Springs, an approximately 114,000 square foot community shopping center located in Memphis, Tennessee. Raleigh Springs was constructed in two phases. Phase I was completed during 1984 and Phase II was completed in 1985. Raleigh Springs was 67% occupied at December 31, 2003. The national anchor tenants are Toys "R" Us and Sav A Lot.

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

     The outstanding mortgage balance encumbered by the property was $4,203,210 at December 31, 2003.

     The economic occupancy rate and average annual base rent per square foot at December 31, 2003 and 2002 were as follows:

                                       2003       2002
   Occupancy Rate                      67%        65%
   Average Annual Base
    Rent Per Square Foot               $7.77     $7.84


   Raleigh Springs has two tenants which occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2003:

                             Annual             Lease
                  Square     Base  Expiration  Renewal     Nature of
Tenant             Feet      Rent    Date      Options     Business
Toys "R" Us       36,416  $226,264  10/2017   10/5 yrs ea. Toy Store
Sav A Lot         13,400    72,360  12/2004   1/4yr/3/5yr   Grocery
Others            27,050   288,834  Various    Various
Vacant            37,404        --
                 114,270  $587,458


    T.J. Maxx, a former anchor tenant, vacated its space in January 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J. Maxx space. In the fourth quarter of 2001, the Partnership leased 13,400 square feet of space to Sav A Lot, a national grocery chain. In the first quarter of 2002, the health group gave notice to the Partnership that it would vacate the 9,500 square feet it occupied at the expiration of its base term which occurred in April, 2002. Raleigh Springs is currently and will remain in a negative cash flow position until this space is released. In the first quarter of 2004, the Partnership reached an agreement in princiapl with a national clothing retailer to take approximately 25,000 square feet of part of the space currently leased to Toys "R" Us. If the Partnership is successful in negotiating a lease with the prospective tenant, the lease will require substantial reconfiguration to the existing space and tenant improvements. This potential lease is subject to a successful termination and buyout of the existing Toys "R" Us lease. The Partnership is currently negotiating with Toys "R" Us for the termination and a substantial buyout payment of Toys "R" Us to the Partnership. The Partnership anticipates the payment will cover all of the conversion and tenant build out costs required by the new potential tenant. There can be no assurance that the Partnership will ultimately be able to negotiate the lease or the successful buyout of the Toys "R" Us lease. In addition, the Partnership is in discussion with a rent-to-own retailer for the remaining 10,000 square feet of the Toys "R" Us lease. The Partnership is in preliminary discussions with two other sizable tenants. The Partnership is in discussions with a potential user for the 9,500 square feet previously leased to a health care provider. There can be no assurance that these preliminary discussions will ultimately result in consummation of actual leases. Separately, the Partnership has recently leased approximately 4,800 square feet to a liquor store.

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

     Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan had a floating interest rate based on American National Bank's prime rate plus one half percent. Principal was amortized at $5,000 per month. In the third quarter of 2002 the Partnership made a $50,000 principal payment. The Replacement Loan had been extended through June 30, 2003.

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

     On February 4, 2003, Fortune was sold for a gross sales price of $1,050,000. Gain on the sale of the property was approximately
$13,900.


(c) Sabal Palm Square ("Sabal Palm")

     On October 31, 1986, the Partnership and Brauvin Real Estate Fund L.P. 5 ("BREF 5") formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership has a 47% interest and BREF 5 has a 53% interest in the joint venture which owns Sabal Palm. The purchase was funded with $2,724,000 cash at closing and a $3,200,000 interim loan. On February 19, 1987, the joint venture obtained a first mortgage loan in the amount of $3,200,000 collateralized by Sabal Palm from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992, and required payments of principal and interest based on a 30 year amortization schedule.

     Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is anchored by a Sav A Lot and Walgreens (which has subsequently sublet its space as detailed below). Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm had a 58% economic occupancy at December 31, 2003. However, in the first quarter of 2004, the joint venture executed a lease with Family Dollar, a national dollar store retailer. The lease is for 10,675 square feet (approximately 12% of the center) and runs through December 2013. With this lease, the effective occupancy of the center will increase to 70%.

     The tenant is making substantial improvements to the existing space. At completion, the joint venture will be required to reimburse the tenant $123,000. In addition, the joint venture will be making a number of other repairs and improvements to the center to improve its marketability for sale. This improvement will include roof repair (and repainting) and parking lot repairs including restriping.

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

     Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took
occupancy of its space in October, 2002.    In addition, in the first
quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that a sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

     On March 17, 2003, the joint venture obtained a loan commitment from AmSouth Bank in the amount of $3,250,000. The loan proposal provides for payment of interest only for a 24-month term subject to various tests to be met at a six-month period from close and a nine-month period from close. If these tests are not met the joint venture can be required to reduce the principal outstanding by a cumulative amount ranging from $250,000 to $500,000 depending on the test.

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

    In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender has a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. The lender has not requested this repayment from the joint venture.

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

    The carrying value of Sabal Palm approximated $3,028,000 at December 31, 2003.

    The economic occupancy rate and average annual base rent per square foot at December 31, 2003 and 2002 were as follows:



                                        2003   2002
   Occupancy Rate                      58%      56%

   Average Annual Base
    Rent Per Square Foot               $7.52   $5.29


     Sabal Palm has two tenants that individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2003:

                       Annual    Lease
              Square    Base    Expiration  Renewal     Nature of
Tenant         Feet     Rent      Date       Options    Business
Sav A Lot     14,350 $ 79,765   10/2012    5/5 yrs ea.  Food Store
Walgreens     13,000   81,252    4/2005(a) 2/5 yrs ea.  Drug Store
Others        24,125  220,189    Various    Various
Vacant        37,458       --
              88,933 $381,206

  (a) Tenant has a right to terminate lease in April, 2005.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                               PART II

Item 5. Market for the Issuer's Limited Partnership Interests and Related Security Holder Matters.

     At December 31, 2003, there were approximately 607 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

     Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

     There were no cash distributions to Limited Partners in 2003 and 2002.

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

Property Status

     Fortune Office Building

     Fortune was required to make a balloon mortgage payment in July 1997 of approximately $934,000. On June 26, 1997, the Partnership obtained the Replacement Loan in the amount of $875,000 secured by Fortune, from American National Bank and Trust Company. In connection with the funding of the Replacement Loan, the Partnership was required to reduce the outstanding principal balance of the original mortgage loan by approximately $59,000, out of cash and cash equivalents, to release the original mortgage loan and pay loan fees of approximately $33,000. The Replacement Loan had a floating interest rate based on American National Bank's prime rate plus one half percent. Principal was amortized at $5,000 per month. In the third quarter the Partnership made a $50,000 principal payment. The Replacement Loan was extended through June 30, 2003.

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


     Raleigh Springs Marketplace

     In 1996, Raleigh Springs lost an anchor tenant, T.J. Maxx, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, was evicted. The occupancy rate at Raleigh at December 31, 2003 was 67%, compared to 65% at December 31, 2002.

     T.J. Maxx, a former anchor tenant, vacated its space in January 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J. Maxx space. In the fourth quarter of 2001, the Partnership leased 13,400 square feet of space to Sav A Lot, a national grocery chain. In the first quarter of 2002, the health group gave notice to the Partnership that it would vacate the 9,500 square feet it occupied at the expiration of its base term which occurred in April, 2002. Raleigh Springs is currently and will remain in a negative cash flow position until this space is released. In the first quarter of 2004, the Partnership reached an agreement in princiapl with a national clothing retailer to take approximately 25,000 square feet of part of the space currently leased to Toys "R" Us. If the Partnership is successful in negotiating a lease with the prospective tenant, the lease will require substantial reconfiguration to the existing space and tenant improvements. This potential lease is subject to a successful termination and buyout of the existing Toys "R" Us lease. The Partnership is currently negotiating with Toys "R" Us for the termination and a substantial buyout payment of Toys "R" Us to the Partnership. The Partnership anticipates the payment will cover all of the conversion and tenant build out costs required by the new potential tenant. There can be no assurance that the Partnership will ultimately be able to negotiate the lease or the successful buyout of the Toys "R" Us lease. In addition, the Partnership is in discussion with a rent-to-own retailer for the remaining 10,000 square feet of the Toys "R" Us lease. The Partnership is in preliminary discussions with two other sizable tenants. The Partnership is in discussions with a potential user for the 9,500 square feet previously leased to a health care provider. There can be no assurance that these preliminary discussions will ultimately result in consummation of actual leases. Separately, the Partnership has recently leased approximately 4,800 square feet to a liquor store.

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

     Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture is in lease negotiations with a potential tenant to lease approximately 10,675 square feet (another one of the demized spaces). The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that either the potential lease or sale will be consummated; however, the joint venture is continuing to evaluate both opportunities.

     In total, Sabal Palm has received six offers on the property
ranging in price from $2.2 million to $3.4 million.   The Partnership
continues to market the property for sale. With the recent execution of the Family Dollar lease for 12% of the center, the Partnership anticipate that potential sales activity will improve in 2004.

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

     In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender has a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. The lender has not requested this repayment from the joint venture.

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


Results of Operations for the years ended December 31, 2003 and 2002

     The Partnership generated a net income of $55,000 for the year ended December 31, 2003 as compared to a net loss of $328,000 for the same period in 2002. The $383,000 increase in net income is the result of a decrease in total expenses of $591,000 offset by a decrease in total income of $226,000 and a decrease in equity interest in Sabal Palm's net loss of $3,000. Also affecting net income in 2003 was the gain on the sale of property in the amount of $14,000 related to the sale of Fortune.

     Total income for the year ended December 31, 2003 was $812,000 as compared to $1,038,000 for the same period in 2002. This decrease in total income was primarily a result of a $228,000 decrease in rental income, a $1,000 decrease in interest income and a $53,000 decrease in other income offset by a $55,000 increase in lease termination fee related to a tenant at Raleigh Springs. Rental income decreased primarily as a result of a decrease in rental income at Fortune, which was a result of the property being sold in February, 2003. Interest income decreased as a result of the decline in interest rates.

     Total expenses for the year ended December 31, 2003 were $761,000 as compared to $1,352,000 for the same period in 2002. The $591,000 decrease in total expense was primarily a result of a $44,000 decrease in interest expense, a $54,000 decrease in real estate tax expense, a $17,000 decrease in management fees, a $114,000 decrease in repairs and maintenance expense, and a $55,000 decrease in operating expense. All of these changes in the above detailed expenses primarily relate to the Fortune sale. In addition general and administrative expense decreased $307,000 as a result of reclassing certain expenses against the reserve for estimated costs of liquidation.

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


Item 7.  Consolidated Financial Statements and Supplementary Data

   See Index to Consolidated Financial Statements on Page F-1 of this Form 10-KSB for consolidated financial statements where applicable.

   The financial information required in Item 310(b) of Regulation S-B is not applicable.

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

   None.


Item 8a.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures


   The Chief Executive Officer and Chief Financial Officer of the Corporate General Partner, have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's current disclosure controls and procedures are effective and timely, providing all material information relating to the Partnership required to be disclosed in reports filed or submitted under the Exchange Act.

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

     The principal officers and directors of the Corporate General
Partner are:

Mr. Jerome J. Brault . . . . . . .Chairman of the Board of Directors,
                          Director, Chief Executive Officer and President

Mr. James L. Brault. . . . . . . . . . . Vice President and Secretary

Mr. Thomas E. Murphy . . . . . . . . . . . . . . . . . Treasurer and
                                                  Chief Financial Officer

    The business experience during the past five years of the General Partners, officers and directors is as follows:

    MR. JEROME J. BRAULT (age 70) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner.
He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

    MR. JAMES L. BRAULT (age 43) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

    MR. THOMAS E. MURPHY (age 37) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of four other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin
organization in July 1994.   Mr. Murphy received a B.S. in Accounting
from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.


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

    The General Partners received an allocation of the Partnership's net income or loss for 2003 and 2002.

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


Item 13.    Exhibits, Consolidated Financial Statements and Reports on
            Form 8-K.

     (a) The following documents are filed as part of this report:

(1) (2)  Consolidated Financial Statements. (See Index to
         Consolidated Financial Statements filed with this annual report).

(3)      Exhibits required by the Securities and Exchange
         Commission Regulation S-B Item 601:

         Exhibit No.    Description
         *3.(a)       Restated Limited Partnership Agreement
         *3.(b)       Articles of Incorporation of Brauvin
                      Ventures, Inc.
         *3.(c)       By-Laws of Brauvin Ventures, Inc.
         *3.(d)       Amendment to the Certificate of Limited
                                Partnership of the Partnership
         *10.(a)      Escrow Agreement
         *10.(b)(1)   Management Agreement
          21.         Subsidiaries of the registrant
         *28.         Pages 11-16, A-9 to A-13 and A-15 to A-
                      18 of the Partnership's Prospectus and
                      the Agreement dated March 1, 1985, as
                      supplemented.

* Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 2-95633) on Form S-11 filed under the Securities Act of 1933.

    (b) No portions of the annual report have been incorporated by reference in this Form 10-KSB.

    (c)   Form 8-K. None.

    (d) An annual report for the fiscal year 2003 will be sent to the Limited Partners subsequent to this filing.

Item 14.  Principal Accountant Fees and Services

    Altschuler, Melvoin and Glasser LLP("AMG") has been engaged by the General Partners as the Partnership's independent auditor for the years
2002 and 2003.   AMG has audited the Partnership's financial statements
for the years ended December 31, 2003 and 2002. AMG has not performed any other services for the Partnership.

    The aggregate fees billed for each of the last two years professional services rendered by AMG for the audit of the Partnership's annual financial statements and reviews included in Form 10-KSB aggregated $32,750 during 2003 and $40,750 during 2002.

    AMG has a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leases staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, AMG has no full time employees and, therefore, none of the audit services performed were provided by permanent, full-time employees of AMG. AMG manages and supervises the audit engagement and the audit staff and is exclusively responsible for the opinion rendered in connection with its audit. TBS has been engaged to provide tax return preparation for the Partnership.

    Other services, which do not include Financial Information System Design and Implementation fees, have been provided by TBS.

    In accordance with policies of the board of directors of the Corporate General Partner, all services provided by AMG and TBS are required to be pre-approved.




                      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           BRAUVIN REAL ESTATE FUND L.P. 4

                           BY:  Brauvin Ventures, Inc.
                                Corporate General Partner

                                By:  /s/ Jerome J. Brault
                                     Jerome J. Brault
                                     Chairman of the Board of
                                     Directors, Chief Executive Officer
                                     and President

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




                          Dated: March 26, 2004



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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the small business issuer and have:

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

            b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

                      DATE: March 26, 2004


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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the small business issuer and have:

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

            b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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



                BY:  Brauvin Ventures, Inc.
                     Corporate General Partner of
                     Brauvin Real Estate Fund L.P. 4


                BY:/s/ Thomas E. Murphy
                Thomas E. Murphy
                Chief Financial Officer and Treasurer

              DATE: March 26, 2004






                             Exhibit 99
                     SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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



                      BY:  Brauvin Ventures, Inc.
                           Corporate General Partner of
                           Brauvin Real Estate Fund L.P. 4


                           BY:    /s/ Jerome J. Brault
                                  Jerome J. Brault
                                  Chairman of the Board of
                                  Directors, Chief Executive Officer
                                  and President

                           DATE:  March 26, 2004



                           BY:    /s/ Thomas E. Murphy
                                  Thomas E. Murphy
                                  Chief Financial Officer
                                  And Treasurer

                           DATE:  March 26, 2004



         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page

Independent Auditors' Report . . . . . . . . . . . . . . .  F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2003 (Liquidation Basis) . . . . . . . . F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the period January 1, 2003 to
December 31, 2003  (Liquidation Basis)  . . . . . . . . . . F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the period January 1, 2002 to
December 31, 2002  (Liquidation Basis)  . . . . . . . . . . F-5

Consolidated Statements of Operations for the years ended
December 31, 2003 and 2002 (Liquidation Basis). . . . . . . F-6

Notes to Consolidated Financial Statements  . . . . . . . . F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.


                   INDEPENDENT AUDITORS' REPORT

Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 4 and subsidiary as of December 31, 2003, and for the years ended December 31, 2003 and 2002 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 4 and subsidiary at December 31, 2003, and the results of their operations for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.


/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
January 21, 2004









     CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                         DECEMBER 31, 2003
                        (LIQUIDATION BASIS)


ASSETS

Real estate held for sale                              $ 6,026,500
Investment in Sabal Palm
  Joint Venture (Note 7)                                   390,592
Cash and cash equivalents                                  432,056
Tenant receivables                                          36,093
Due from affiliates`                                        14,940
Utility deposits                                             2,370
Other assets                                                29,752

    Total Assets                                         6,932,303

LIABILITIES
Mortgage notes payable (Note 4)                          4,203,210
Accounts payable and accrued expenses                      143,052
Deferred gain on sale of real estate (Note 2)              464,312
Reserve for estimated costs during
    the period of liquidation (Note 2)                     224,775
Tenant security deposits                                    12,563
Due to affiliates                                            4,329

    Total Liabilities                                    5,052,241



Net Assets in Liquidation                              $ 1,880,062










    See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION  FOR
          THE PERIOD JANUARY 1, 2003 TO DECEMBER 31, 2003
                        (LIQUIDATION BASIS)


Net assets in liquidation at January 1, 2003            $1,825,198

Income from operations                                      40,963

Gain on sale of property                                    13,901

Net assets in liquidation at
    December 31, 2003                                   $1,880,062



















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


               CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                        (LIQUIDATION BASIS)

                                         2003          2002
INCOME
Rental                               $  605,190    $  833,083
Interest                                  2,082         2,686
Lease termination fee                    55,000            --
Other, primarily tenant
    expense reimbursements              149,785       202,709
    Total income                        812,057     1,038,478
EXPENSES
Interest                                428,305       472,225
Real estate taxes                       126,427       180,357
Repairs and maintenance                   1,952       115,330
Management fees (Note 5)                 51,090        67,973
Other property operating                 56,754       112,177
General and administrative               96,402       403,688
    Total expenses                      760,930     1,351,750
Income (loss) before
    minority and equity
    interests                            51,127      (313,272)
Minority interest's
    share of Strawberry Fields
    Joint Venture's net income               --        (1,359)
Equity interest in Sabal
    Palm Joint Venture's
    net loss                            (10,164)      (13,320)
Net income(loss) before
 adjustment to liquidation
 basis and gain on sale of
 property                                40,963      (327,951)
Gain on sale of property                 13,901            --

Net income(loss)                     $   54,864    $ (327,951)
Net income(loss) allocated
    to the General Partners          $      549    $   (3,280)
Net income(loss) allocated
    to the Limited Partners          $   54,315    $ (324,671)
Net income(loss) per
    Limited Partnership
    Interest (9,550 units
    outstanding)                     $     5.69    $   (34.00)
     See accompanying notes to consolidated financial statements


                   BRAUVIN REL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the years ended December 31, 2003 and 2002

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

     The financial statements consolidate the accounts of Brauvin Real Estate Fund L.P. 4 (the "Partnership") and a joint venture ("Strawberry Joint Venture") in which the Partnership had a 58% interest. Additionally, the Partnership has a 47% interest in another joint venture, which is accounted for using the equity method of accounting.

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

     Properties acquired by the Partnership either directly or indirectly through affiliated joint ventures were: (a) Fortune
Professional Building(which was sold February 2003); (b) Raleigh
Springs Marketplace; (c) Strawberry Fields Shopping Center(which was sold in July 2001 and terminated in 2002) and (d) Sabal Palm Shopping Center.

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

     Basis of Presentation

     As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2003.

     Accounting Method

     The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

     Tenant Receivables

     Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and (b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $5,625 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

     Investment in Real Estate

     Prior to the preparation of the financial statements on the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost including acquisition costs, leasing commissions, tenant improvements and net of impairment. Depreciation and amortization expense were computed on a straight-line basis over approximately 31.5 years and the term of the applicable leases, respectively. All of the Partnership's properties were subject to liens under first mortgages (see Note 4).

     Subsequent to the adoption of the liquidation basis of accounting (see Note 2), the Partnership adjusted its investment in real estate to estimated net realizable value, which is recorded as real estate held for sale. Additionally, the Partnership suspended recording any further depreciation expense.

     The Partnership has adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles, reassessment of the useful lives of existing intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

     Application of the statements to future acquisitions, if any, could result in the recognition, upon acquisition of additional intangible assets(acquired in-place lease origination costs and acquired above market leases) and liabilities (acquired below market leases), which would be amortized over the remaining terms of the acquired leases.

     The Partnership has adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002.
SFAS 143 requires recognition of a liability and associated asset for the fair value of costs arising from legal obligations associated with the retirement of tangible long-lived assets. The asset is to be allocated to expense over its estimated useful life.

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

      SFAS 143 and SFAS 144 have not had a significant impact on the Partnership's financial statements.


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

     The fair value estimates presented herein are based on information available to management as of December 31, 2003, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     In connection with the adoption of the liquidation basis of accounting, which approximates fair value at December 31, 2003, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

     This interpretation was revised in December 2003 and shall, for calendar year end entities, be effective as of December 31, 2003 for "special purpose entities" (as defined) and as of December 31, 2004 for all other entities. The Partnership does not own any "special purpose entities."

     In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with the Characteristics of both Liabilities and Equity" ("SFAS 150"), which is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective beginning July 1, 2003. SFAS 150 establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.

     The adoption of SFAS 145 and SFAS 150 and FIN 45 and FIN 46 has not had a significant impact on the Partnership's financial statements.


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

     At December 31, 2003, the Preferential Distribution Deficiency equaled $16,366,315.


(4)  MORTGAGE NOTES PAYABLE

     Mortgage notes payable at December 31, 2003 consist of the following:
                                      Interest        Date
                        Balance         Rate          Due
Raleigh Springs
    Marketplace      $ 4,203,210        10%          04/07


Maturities of the mortgage notes payable are as follows:

       2004                         $ 148,423
       2005                           163,965
       2006                           181,135
       2007                         3,709,687
                                   $4,203,210

    Raleigh Springs Marketplace serves as collateral under the respective nonrecourse debt obligations.

Raleigh Springs Marketplace

     Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan, which continues to bear interest at 10% per annum, requires monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007. The carrying value of Raleigh Springs Marketplace at December 31, 2003 was approximately $6,026,500.

Fortune Professional Building

    On June 26, 1997, the Partnership obtained a first mortgage loan in the amount of $875,000 secured by Fortune Professional Building, from American National Bank and Trust Company. The loan had a floating interest rate based on American National Bank's prime rate plus one half percent. Principal was amortized at $5,000 per month. In the third quarter of 2002 the Partnership paid a $50,000 principal payment on this mortgage note payable.

    On February 4, 2003, Fortune was sold for a gross sales price of $1,050,000 and the outstanding loan was repaid in full.


(5)  TRANSACTIONS WITH AFFILIATES

     Fees and other expenses incurred or payable to the General Partners or their affiliates for the years ended December 31, 2003 and 2002 were as follows:

                                   2003                  2002
Management fees                  $50,350              $ 59,084
Reimbursable office expenses      72,936               106,718

     The Partnership had made all payments to affiliates except for $4,329 for management fees, as of December 31, 2003. The Partnership has a balance of $14,940 due from an affiliate as a result of a deposit error.


(6)  OPERATING LEASES

     The Partnership is the lessor in operating lease agreements with tenants at its various properties. The minimum future rental income to be received on these operating leases (exclusive of the Fortune property which was sold in February 2003) is as follows:

Year ending December 31,
          2004                     $  519,568
          2005                        356,565
          2006                        291,749
          2007                        248,846
          2008                        240,346
          Thereafter                2,123,053
          Total                    $3,780,127

     Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from Toys "R" Us and Sav a Lot at Raleigh Springs approximate 37% and 12%, respectively, of rental income for the Partnership for the year ended December 31, 2003.

(7)  EQUITY INVESTMENT

     The Partnership owns a 47% interest in Sabal Palm Joint Venture ("Sabal Palm") and accounts for its investment under the equity method.

     The following are condensed financial statements for Sabal Palm:

                                   Liquidation Basis
                                    December 31,
                                        2003

Real estate held for sale                  $3,028,375
Other assets                                1,109,596
                                            4,137,971

Mortgage note payable                       3,250,000
Other liabilities                              53,252
                                            3,303,252
Net assets in liquidation                  $  834,719

                           Liquidation Basis
                  For the years ended December 31,

                                            2003              2002

Rental income $379,105                     $398,858
Other income                                 96,802          371,717
                                            475,907          770,575
Mortgage and
 other interest                             178,288          270,875
Operating and
 administrative expenses                    319,245          528,041

                                            497,533          798,916

    Net loss                               $(21,626)        $(28,341)

    The original Sabal Palm first mortgage loan bore interest at the rate of 8.93% per annum, was to be amortized over a 25-year period, required monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002. A portion of the proceeds of the first mortgage loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. Subsequent to the end of the first quarter of 2003, this loan was repaid and replaced with a new facility described below.

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

    Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan.
The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that a sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

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

    In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender has a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. The lender has not requested this repayment from the joint venture.

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