Form 10QSB
period 2004-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2004-05-20
CIK 736908

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended      March 31, 2004_________
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

    For the transition period from               to____________

    Commission File Number               0-13402_______________

                 Brauvin Real Estate Fund L.P. 4_______________
    (Name of small business issuer as specified in its charter)

               Delaware                      36-3304339________
(State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)    Identification No.)

    30 North LaSalle Street, Chicago, Illinois        60602____
     (Address of principal executive offices)      (Zip Code)

                         (312)759-7660_________________________
                  (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Act:
    Title of each class              Name of each exchange on
                                           which registered
               None                             None___________

    Securities registered pursuant to Section 12(g) of the Act:
                  Limited Partnership Interests________________
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing  requirements  for the past  90  days.   Yes      X     No.

                              INDEX

                             PART I
                                                           Page

Item 1.   Financial Statements                               3

          Statement of Net Assets in Liquidation
          as of March 31, 2004 (Liquidation Basis)           4

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2004 to
          March 31, 2004 (Liquidation Basis)                 5

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2003 to
          March 31, 2003 (Liquidation Basis)                 6

          Statements of Operations for the
          three months ended March 31, 2004 and 2003
          (Liquidation Basis)                                7

          Notes to Financial Statements                      8

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      21

Item 3.   Controls and Procedures                           28

                             PART II

Item 1.   Legal Proceedings                                 29

Item 2.   Changes in Securities                             29

Item 3.   Defaults Upon Senior Securities                   29

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           29

Item 5.   Other Information                                 29
Item 6.   Exhibits, and Reports on Form 8-K                 29
Signatures                                                  30


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Statement of Net Assets in Liquidation as of March 31, 2004 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to March 31, 2004 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to March 31, 2003 (Liquidation Basis) and Statements of Operations for the three months ended March 31, 2004 and 2003 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2003 Annual Report on Form 10-KSB.



                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)

          STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2004 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                     $6,026,500
Investment in Sabal
  Joint Venture (Note 6)                         367,552
Cash and cash equivalents                        334,707
Tenant receivables                                63,304
Utility deposits                                   2,370
Other assets                                      47,729
                                             -----------
  Total Assets                                 6,842,162
                                             -----------

LIABILITIES

Mortgage notes payable (Note 4)                4,167,478
Accounts payable and accrued expenses            126,002
Deferred gain on sale of real estate (Note 2)    464,312
Reserve for estimated costs during
  the period of liquidation                      205,725
Tenant security deposits                          14,163
Due to affiliates                                  4,167
                                              ----------
  Total Liabilities                            4,981,847
                                              ----------
Net Assets in Liquidation                     $1,860,315
                                              ==========











         See accompanying notes to financial statements.


                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)


      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
          THE PERIOD JANUARY 1, 2004 TO MARCH 31, 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2004  $1,880,062

Loss from operations                             (19,747)
                                              ----------

Net assets in liquidation at March 31, 2004   $1,860,315
                                              ==========



























         See accompanying notes to financial statements.


                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)


      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
          THE PERIOD JANUARY 1, 2003 TO MARCH 31, 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2003  $1,825,198

Loss from operations                            (12,667)

Gain from sale of property                        13,901
                                              ----------
Net assets in liquidation at March 31, 2003   $1,826,432
                                              ==========


























         See accompanying notes to financial statements.


                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)


                    STATEMENTS OF OPERATIONS
       For the three months ended March 31, 2004 and 2003
                       (Liquidation Basis)
                           (Unaudited)

                               2004           2003
                             --------      ---------
INCOME
Rental                       $153,887       $159,760
Interest                          377            224
Other, primarily tenant
  expense reimbursements       40,162         58,468
                             --------       --------
  Total income                194,426        218,452

EXPENSES
Interest                      104,486        109,617
Real estate taxes              32,717         39,300
Repairs and maintenance         3,068          2,516
Management fees (Note 5)       10,192         12,231
Other property operating        9,392         18,779
General and administrative     31,278         46,172
                             --------       --------
  Total expenses              191,133        228,615
                             --------       --------
Income (loss) before
  equity interests              3,293        (10,163)

Equity interest in Sabal
  Palm Joint Venture's
  net loss                    (23,040)        (2,504)

Loss before gain on
  sale of property            (19,747)       (12,667)
Gain on sale of property           --         13,901
                             --------       --------
Net (loss) income            $(19,747)      $  1,234
                             ========       ========
Net (loss) income allocated
  to the General Partners    $   (197)      $     12
                             ========       ========
Net (loss) income allocated
  to the Limited Partners    $(19,550)      $  1,222
                             ========       ========
Net (loss) income per
  Limited Partnership
  Interest (9,550 units
  outstanding)               $  (2.05)      $   0.13
                             ========       ========

         See accompanying notes to financial statements.


                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

   The  financial statements include the accounts of Brauvin Real
Estate Fund L.P. 4 (the "Partnership") and a joint venture in which the Partnership has a 47% interest, which is accounted for using the equity method of accounting.

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

   Basis of Presentation

   As a result of a July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership had begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2004.

   Accounting Method

   The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $9,078 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   Application of the statements to future acquisitions, if any, could result in the recognition, upon acquisition of additional intangible assets (acquired in-place lease origination costs and acquired above market leases) and liabilities (acquired below market leases), which would be amortized over the remaining terms of the acquired leases.

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

   The fair value estimates presented herein are based on information available to management as of March 31, 2004, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, which approximates fair value at March 31, 2004, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

   Derivatives and Hedging Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2004 and 2003.

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

   At March 31, 2004, the Preferential Distribution Deficiency equaled $16,605,065.

(4)  MORTGAGE NOTES PAYABLE

   Mortgage  notes  payable  at March 31,  2004  consist  of  the following:
                                    Interest     Date
                        Balance        Rate      Due
Raleigh Springs
  Marketplace          $ 4,167,478    10%       04/07


Maturities of the mortgage notes payable are as follows:

     2004               $  112,691
     2005                  163,965
     2006                  181,135
     2007                3,709,687
                        ----------
                        $4,167,478
                        ==========

  Raleigh Springs Marketplace serves as collateral under the respective nonrecourse debt obligations.

Raleigh Springs Marketplace

    Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan, which continues to bear interest at 10% per annum, requires monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007. The carrying value of Raleigh Springs Marketplace at March 31, 2004 was approximately $6,026,500.

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

(5)  TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners or their affiliates for the three months ended March 31, 2004 and 2003 were as follows:

                                 2004             2003
                               -------          -------
Management fees                $10,192          $11,491
Reimbursable office expenses    19,050           22,913

   The Partnership had made all payments to affiliates except for $4,167 for management fees, as of March 31, 2004.

(6)  EQUITY INVESTMENT

   The  Partnership  owns  a 47% interest  in  Sabal  Palm  Joint
Venture ("Sabal Palm") and accounts for its investment under the equity method.

   The  following  are condensed financial statements  for  Sabal
Palm:


                        Liquidation Basis
                            March 31,
                              2004

Real estate held for sale        $3,028,375
Other assets                      1,085,263
                                 ----------
                                  4,113,638
                                 ----------

Mortgage note payable             3,250,000
Other liabilities                    77,941
                                 ----------
                                  3,327,941
                                 ----------
Net assets in liquidation        $  785,697
                                 ==========

                        Liquidation Basis
                For the years ended December 31,

                                  2004              2003
                                 --------         --------
Rental income                    $ 95,394         $ 94,193
Other income                       29,658           17,573
                                 --------         --------
                                  125,052          111,766
                                 --------         --------
Mortgage and
 other interest                    32,532           66,255
Operating and
 administrative expenses          141,542           50,838
                                 --------         --------
                                  174,074          117,093
                                 --------         --------

Net loss                         $(49,022)        $ (5,327)
                                 ========         ========

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

  Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that a sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

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

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender had a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. In the second quarter of 2004, pursuant to the existing loan agreement the lender requested repayment of principal in the amount of $250,000. The lender agreed to allow for this payment to be made from the $1,000,000 on deposit with the lender and further agreed to reduce the liquidity requirement to $500,000. Additionally, the lender agreed to fund from the deposit with the lender certain improvements (up to $245,000) that the joint venture is contemplating making in order to facilitate the sale of the property.

(7) PROPERTY SALE

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

   Raleigh Springs Marketplace

   In  1996,  Raleigh Springs lost an anchor tenant,  T.J.  Maxx, which occupied 21% of the total space. In November 1996, Methodist Hospital entered into a lease for approximately 9,500 square feet. The remaining space was leased to a carpet supplier. This tenant moved to a smaller space in the first quarter of 2001 and, due to nonpayment of rent, was evicted. The occupancy rate at Raleigh at March 31, 2004 was 67%, compared to 65% at March 31, 2003.

   T.J.  Maxx,  a  former  anchor tenant, vacated  its  space  in
January 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J. Maxx space. In the fourth quarter of 2001, the Partnership leased 13,400 square feet of space to Sav A Lot, a national grocery chain. In the first quarter of 2002, the health group gave notice to the Partnership that it would vacate the 9,500 square feet it occupied at the expiration of its base term which occurred in April, 2002. Raleigh Springs is currently and will remain in a negative cash flow position until this space is released. In the first quarter of 2004, the Partnership reached an agreement in principle with a national clothing retailer to take approximately 25,000 square feet of part of the space currently leased to Toys "R" Us. The Partnership is currently negotiating a lease and is working with the potential tenant on a suitable configuration and space plan. If the Partnership is successful in completing a lease with the prospective tenant, the lease will require substantial reconfiguration to the existing space and tenant improvements. This potential lease is subject to a successful termination and buyout of the existing Toys "R" Us lease. The Partnership has reached an agreement in principle for the termination and a substantial buyout payment from Toys "R" Us to the Partnership. The Partnership anticipates the payment will cover all of the conversion and tenant build out costs required by the new potential tenant. There can be no assurance that the Partnership will ultimately be able to negotiate the lease or the successful buyout of the Toys "R" Us lease. The Partnership is in preliminary discussions with two other sizable tenants. The Partnership is in discussions with a potential user for a portion of the 9,500 square feet previously leased to a health care provider. There can be no assurance that these preliminary discussions will ultimately result in consummation of actual leases. Separately, the Partnership has recently leased approximately 4,800 square feet to a liquor store.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture has executed a lease with Family Dollar for 10,675 square feet (which represents approximately 12% of the center). The tenant completed its buildout and opened for business in the second quarter of 2004. The joint venture is obligated to pay a total of approximately $160,000 in tenant improvements and leasing commissions related to this lease. The joint venture has also received renewed expressions of interest for the potential sale of the property. In total, Sabal Palm has received seven offers on the property ranging in price from $2.2 million to $4.2 million. The Partnership continues to market the property for sale. With the recent execution of the Family Dollar lease for 12% of the center, the Partnership anticipates that potential sales activity will improve in 2004.

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

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender had a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. In the second quarter of 2004, the lender requested repayment of principal in the amount of $250,000. The lender agreed to allow for this payment to be made from the $1,000,000 on deposit with the lender and further agreed to reduce the liquidity requirement to $500,000. Additionally, the lender agreed to fund from the deposit  with  the lender certain improvements (up  to  $245,000)
that the joint venture is contemplating making in order to facilitate the sale of the property.

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

Results  of  Operations - Three months ended March 31,  2004  and
2003 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The  Partnership generated net loss of $20,000 for  the  period ended March 31, 2004 as compared to a net income of $1,000 for the same period in 2003. The $21,000 decrease in net income is primarily a result of a decrease in total income of $24,000 partially offset by a decrease in total expenses of $38,000. The Partnership's share of Sabal Palms net loss increased $21,000. Additionally, in 2003, there was a $14,000 gain from the property sale.

  Total income for the period ended March 31, 2004 was $194,000 as compared to $218,000 for the same period in 2003. The $24,000 decrease in total income was primarily a result of a $18,000 decrease in other income and a $6,000 decrease in rental income, primarily due to the sale of the Fortune in February 2003.

  Total expenses for the period ended March 31, 2003 were $191,000 as compared to $229,000 for the same period in 2003. The $38,000 decrease in total expense was due to a decrease in general and administration expense of $15,000, a decrease in operating expense of $9,000 a decrease in real estate tax of $7,000, a decrease in interest expense of $5,000 and a decrease of management fees of $2,000. All decreases in expenses are primarily related to the sale of Fortune in February 2003.

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


                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)



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

            None.

  ITEM 5.  Other Information.

            None.

  ITEM 6.  Exhibits and Reports On Form 8-K.

            Exhibit 99.  Certification of Officers



                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)


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

                              DATE: May 20, 2004


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: May 20, 2004




                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)



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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issue and have:

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

                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4

                              BY:  /s/ Jerome J. Brault
                                   Jerome J. Brault
                                   Chairman of the Board of
                                   Directors and President

                              DATE: May 20, 2004



                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)


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

                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: May 20, 2004


                           Exhibit 99

                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004,pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                              DATE:     May 20, 2004


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE:     May 20, 2004