Form 10QSB
period 2004-06-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2004-08-20
CIK 736908

BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended      June 30, 2004
                               or
  [ ]Transition Report Pursuant to Section 13 or 15(d) of the Se curities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
..

                              INDEX

                             PART I
                                                           Page

Item 1.   Financial Statements                               3

          Statement of Net Assets in Liquidation
          as of June 30, 2004 (Liquidation Basis)            4

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2004 to
          June 30, 2004 (Liquidation Basis)                  5

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2003 to
          June 30, 2003 (Liquidation Basis)                  6

          Statements of Operations for the
          six months ended June 30, 2004 and 2003
          (Liquidation Basis)                                7

          Statements of Operations for the
          three months ended June 30, 2004 and 2003
          (Liquidation Basis)                                8

          Notes to Financial Statements                      9

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                       22

Item 3.   Controls and Procedures                            30

                             PART II

Item 1.   Legal Proceedings                                  31

Item 2.   Changes in Securities                              31

Item 3.   Defaults Upon Senior Securities                    31

Item 4.   Submission of Matters to a Vote of Security
          Holders                                            31

Item 5.   Other Information                                  31

Item 6.   Exhibits, and Reports on Form 8-K                  31

Signatures                                                   32





                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Statement of Net Assets in Liquidation as of June 30, 2004 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to June 30, 2004 (Liquidation Basis), Statement of Changes in Net Assets in
Liquidation for the period January 1, 2003 to June 30, 2003 (Liquidation Basis), Statements of Operations for the six months ended June 30, 2004 and 2003 (Liquidation Basis) and Statements of Operations for the three months ended June 30, 2004 and 2003 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership")and are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2003 Annual Report on Form 10-KSB.





                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)


          STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                JUNE 30, 2004 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                     $6,026,500
Investment in Sabal
  Joint Venture (Note 6)                         359,656
Cash and cash equivalents                        283,636
Tenant receivables                                76,074
Utility deposits                                   2,370
Other assets                                      24,039
                                              ----------
  Total Assets                                 6,772,275
                                              ----------
LIABILITIES

Mortgage notes payable (Note 4)                4,130,846
Accounts payable and accrued expenses            168,454
Deferred gain on sale of real estate (Note 2)    464,312
Reserve for estimated costs during
  the period of liquidation                      186,675
Tenant security deposits                          14,163
Due to affiliates                                  2,715
                                              ----------
  Total Liabilities                            4,967,165
                                              ----------

Net Assets in Liquidation                     $1,805,110
                                              ==========












         See accompanying notes to financial statements.





                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)


      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
           THE PERIOD JANUARY 1, 2004 TO JUNE 30, 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2004  $1,880,062

Loss from operations                             (74,952)
                                              ----------
Net assets in liquidation at June 30, 2004    $1,805,110
                                              ==========




























         See accompanying notes to financial statements.






                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)


      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
           THE PERIOD JANUARY 1, 2003 TO JUNE 30, 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2003  $1,825,198

Income from operations                             3,048

Gain from sale of property                        13,901
                                              ----------
Net assets in liquidation at June 30, 2003    $1,842,147
                                              ==========



























         See accompanying notes to financial statements.







                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

                    STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)

                               2004           2003
                             --------       --------
INCOME
Rental                       $307,388       $360,964
Interest                          654          1,063
Other, primarily tenant
  expense reimbursements       75,088        110,322
                             --------       --------
  Total income                383,130        472,349
                             --------       --------
EXPENSES
Interest                      208,065        216,695
Real estate taxes              65,434         81,553
Repairs and maintenance         4,589          2,236
Management fees (Note 5)       19,696         29,823
Other property operating       21,036         32,110
General and administrative    108,326         71,257
                             --------       --------
  Total expenses              427,146        433,674
                             --------       --------
(Loss) income before
  equity interests            (44,016)        38,675

Equity interest in Sabal
  Palm Joint Venture's
  net loss                    (30,936)       (35,627)
                             --------       --------
(Loss) income before gain on
  sale of property            (74,952)         3,048
Gain on sale of property           --         13,901
                             --------       --------
Net (loss) income            $(74,952)      $ 16,949
                             ========       ========
Net (loss) income allocated
  to the General Partners    $   (750)      $    169
                             ========       ========
Net (loss) income allocated
  to the Limited Partners    $(74,202)      $ 16,780
                             ========       ========
Net (loss) income per
  Limited Partnership
  Interest (9,550 units
  outstanding)               $  (7.77)      $   1.76
                             ========       ========

         See accompanying notes to financial statements.






                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)


                    STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)

                               2004           2003
                             --------       --------
INCOME
Rental                       $153,501       $201,204
Interest                          277            839
Other, primarily tenant
  expense reimbursements       34,926         51,854
                             --------       --------
  Total income                188,704        253,897
                             --------       --------
EXPENSES
Interest                      103,579        107,078
Real estate taxes              32,717         42,253
Repairs and maintenance         1,521          (280)
Management fees (Note 5)        9,504         17,592
Other property operating       11,644         13,331
General and administrative     77,048         25,085
                             --------       --------
  Total expenses              236,013        205,059
                             --------       --------
(Loss) income before
  equity interests            (47,309)        48,838

Equity interest in Sabal
  Palm Joint Venture's
  net loss                     (7,896)       (33,123)
                             --------       --------
Net (loss) income            $(55,205)      $ 25,715
                             ========       ========
Net (loss) income allocated
  to the General Partners    $   (552)      $    157
                             ========       ========
Net (loss) income allocated
  to the Limited Partners    $(54,653)      $ 15,558
                             ========       ========
Net (loss) income per
  Limited Partnership
  Interest (9,550 units
  outstanding)               $  (5.72)      $   1.63
                             ========       ========


         See accompanying notes to financial statements.







                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

                NOTES TO FINANCIAL STATEMENTS
                        (Unaudited)


 (1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

   The  financial statements include the accounts of Brauvin Real
Estate Fund L.P. 4 (the "Partnership") and a 47% interest in a joint venture, which is accounted for using the equity method of accounting.

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of June 30, 2004.

   Accounting Method

   The accompanying financial statements have been prepared using the accrual method of accounting.

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $14,764 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   The fair value estimates presented herein are based on information available to management as of June 30, 2004, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, which approximates fair value at June 30, 2004, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

   At June 30, 2004, the Preferential Distribution Deficiency equaled $16,843,815.

(4)  MORTGAGE NOTES PAYABLE

   Mortgage  notes  payable  at June  30,  2004  consist  of  the following:
                                    Interest     Date
                        Balance        Rate      Due
Raleigh Springs
  Marketplace          $ 4,130,846    10%       04/07


Maturities of the mortgage notes payable are as follows:

     2004               $   76,059
     2005                  163,965
     2006                  181,135
     2007                3,709,687
                        ----------
                        $4,130,846
                        ==========

  Raleigh Springs Marketplace serves as collateral under the respective nonrecourse debt obligations.

Raleigh Springs Marketplace

    Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan, which continues to bear interest at 10% per annum, requires monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007. The carrying value of Raleigh Springs Marketplace at June 30, 2004 was approximately $6,026,500.

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

(5)  TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners or their affiliates for the six months ended June 30, 2004 and 2003 were as follows:

                                 2004             2003
                               -------          -------
Management fees                $19,696          $29,142
Reimbursable office expenses    40,972           41,963

   The Partnership had made all payments to affiliates except for $2,715 for management fees, as of June 30, 2004.

(6)  EQUITY INVESTMENT

   The  Partnership  owns  a 47% interest  in  Sabal  Palm  Joint
Venture ("Sabal Palm") and accounts for its investment under the equity method.

   The  following  are condensed financial statements  for  Sabal
Palm:


                        Liquidation Basis
                          June 30,2004

Real estate held for sale        $3,028,375
Cash held in pledge account         752,157
Other assets                        102,801
                                 ----------
                                  3,883,333
                                 ----------

Mortgage note payable             3,000,000
Other liabilities                   114,436
                                 ----------
                                  3,114,436
                                 ----------
Net assets in liquidation        $  768,897
                                 ==========


                        Liquidation Basis
                For the six months ended June 30,

                                   2004             2003
                                 --------         --------
Rental income                    $195,705         $188,848
Other income                       56,314           36,184
                                 --------         --------
                                  252,019          225,032
                                 --------         --------
Mortgage and
 other interest                    63,793          111,564
Operating and
 administrative expenses          254,049          189,271
                                 --------         --------
                                  317,842          300,835
                                 --------         --------

Net loss                         $(65,823)        $(75,803)
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

  Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy of its space. The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that a sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

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

   Raleigh Springs Marketplace

   T.J.  Maxx,  a  former  anchor tenant, vacated  its  space  in
January 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J. Maxx space. In the fourth quarter of 2001, the Partnership leased 13,400 square feet of space to Sav A Lot, a national grocery chain. In the third quarter of 2004, Sav A Lot exercised its first option and extended the lease maturity through 2008. In the first quarter of 2002, the health group gave notice to the Partnership that it would vacate the 9,500 square feet it occupied at the expiration of its base term which occurred in
April, 2002. As a result of these vacancies, Raleigh Springs is in a negative cash flow position. In the first quarter of 2004, the Partnership reached an agreement in principle with a national clothing retailer to take approximately 25,000 square feet of part of the space currently leased to Toys "R" Us. The Partnership is negotiating a lease with the prospective tenant, that will require substantial reconfiguration to the existing space and tenant improvements. This potential lease is subject to a successful termination and buyout of the existing Toys "R" Us lease. The Partnership has reached an agreement in principle with Toys "R" Us for the termination and a substantial buyout payment of Toys "R" Us to the Partnership. The Partnership anticipates the payment will cover all of the conversion and tenant build out costs required by the new potential tenant. The buyout of the lease is subject to the approval of the property's lender. The lender has agreed in principle to the transaction, subject to acceptable documentation. There can be no assurance that the Partnership will ultimately be able to negotiate the lease or the successful buyout of the Toys "R" Us lease. The Partnership has reached an agreement in principle to lease approximately 10,000 square feet of the former medical space to the Veterans Administration (the "VA"). The lease will require a significant build out. The Partnership will incur the cost of the build out and fund the expense through a portion of the Toys "R" Us lease buyout. In addition, the VA will make additional lease payments to the Partnership in an amount that will amortize the cost of the improvements over a five year period. Although a definitive lease has not been signed and there is a possibility that the transaction will not be consummated, the Partnership anticipates the VA will take occupancy in the third quarter of 2004. There can be no assurance that these preliminary discussions will ultimately result in consummation of actual leases. In addition, the Partnership is in discussions with a children's clothing store to lease approximately 6,500 square feet. Separately, the Partnership has recently leased approximately 4,800 square feet to a liquor store.

   In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments were based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments. The Partnership negotiated an extension of the terms of the mortgage on August 26, 1999 and August 30, 2000. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs mortgage loan. The maturity date has been extended to April 1, 2007 and continues to bear interest at 10% per annum. The loan will continue to require monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal due on April 1, 2007. Based on the lenders recent approval of the termination of the Toys "R" US lease, the loan will require a additional lump sum principal payments of $35,000 on December 31, 2005 and 2006.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture has signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture has executed a lease with Family Dollar, a national discount retailer, for approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that the potential sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

   In total, Sabal Palm has received seven offers on the property ranging in price from $2.2 million to $4.2 million. The Partnership continues to market the property for sale. With the recent execution of the Family Dollar lease for 12% of the center, the Partnership anticipates that potential sales activity will continue in 2004.

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

Results  of Operations - Six months ended June 30, 2004 and  2003
(Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net loss of $75,000 for the period ended June 30, 2004 as compared to a net income of $17,000 for the same period in 2003. The $92,000 decrease in net income is primarily a result of a decrease in total income of $89,000 partially offset by a decrease in total expenses of $7,000. The Partnership's share of Sabal Palms net loss decreased $5,000. Additionally, in 2003, there was a $14,000 gain from the property sale.

  Total income for the period ended June 30, 2004 was $383,000 as compared to $472,000 for the same period in 2003. The $89,000 decrease in total income was primarily a result of a $54,000 decrease in rental income and a $35,000 decrease in other income, primarily due to the sale of the Fortune in February 2003.

  Total expenses for the period ended June 30, 2004 were $427,000 as compared to $434,000 for the same period in 2003. The $7,000 decrease in total expense was due to a decrease in operating expense of $11,000 a decrease in real estate tax of $16,000, a decrease in interest expense of $9,000 and a decrease of management fees of $10,000 offset by an increase in general and administration expense of $37,000 and an increase in repairs and maintenance expense of $2,000. All decreases in expenses are primarily related to the sale of Fortune in February 2003. The increase in general and administrative expenses relates primarily to lease commission payments and architectural fees paid at Raleigh Springs.

Results of Operations - Three months ended June 30, 2004 and 2003
(Liquidation Basis)

  The Partnership generated a net loss of $55,000 for the period ended June 30, 2004 as compared to a net income of $26,000 for the same period in 2003. The $81,000 decrease in net income is primarily a result of a decrease in total income of $65,000 and an increase in total expenses of $31,000. The Partnership's share of the net loss from Sabal Palm decreased $3,000.


  Total income for the period ended June 30, 2004 was $189,000 as compared to $254,000 for the same period in 2003. The $65,000 decrease in total income was primarily a result of a $48,000 decrease in rental income, primarily resulting from a decline of $55,000 in lease termination fees.

  Total expenses for the period ended June 30, 2004 were $236,000 as compared to $205,000 for the same period in 2003. The $31,000 increase in total expense was due to an increase in general and administration expense of $52,000. The increase in general and administrative expenses relates primarily to lease commission payments and architectural fees paid at Raleigh Springs. Offsetting the increase in general and administrative expense were decreases in interest expense of $3,000, decrease in real estate tax of $10,000, decrease of management fees of $8,000 and a decrease in operating expense of $2,000. The decreases in the expenses relate primarily to Raleigh Springs.

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

                              DATE: August 20, 2004


                              BY: /s/ Thomas E. Murphy
                                      Thomas E. Murphy
                                      Chief Financial Officer and
                                      Treasurer

                              DATE: August 20, 2004









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

                              DATE: August 20, 2004








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

                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4

                              BY:  /s/ Thomas E. Murphy
                                       Thomas E. Murphy
                                       Chief Financial Officer and
                                       Treasurer

                              DATE: August 20, 2004







                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)


                           Exhibit 99


                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                              DATE:     August 20, 2004


                              BY:  /s/ Thomas E. Murphy
                                       Thomas E. Murphy
                                       Chief Financial Officer and
                                       Treasurer

                              DATE:     August 20, 2004