Form 10QSB
period 2004-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2004-11-17
CIK 736908

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended   September 30, 2004_________
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the transition period from ____________ to____________

    Commission File Number _______________0-13402_______________

    ___________Brauvin Real Estate Fund L.P. 4_______________
    (Name of small business issuer as specified in its charter)

    __________Delaware____________     _______36-3304339________
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)    Identification No.)

    30 North LaSalle Street, Chicago, Illinois     ___60602____
     (Address of principal executive offices)      (Zip Code)

    ____________________(312)759-7660_________________________
                  (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Act:
    Title of each class              Name of each exchange on
                                           which registered
    _________None________            __________None___________

    Securities registered pursuant to Section 12(g) of the Act:
    ______________Limited Partnership Interests________________
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.




                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)




                              INDEX

                             PART I
                                                           Page

Item 1.   Financial Statements                               3

          Statement of Net Assets in Liquidation
          as of September 30, 2004 (Liquidation Basis)       4

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2004 to
          September 30, 2004 (Liquidation Basis)             5

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2003 to
          September 30, 2003 (Liquidation Basis)             6

          Statements of Operations for the
          nine months ended September 30, 2004 and 2003
          (Liquidation Basis)                                7

          Statements of Operations for the
          three months ended September 30, 2004 and 2003
          (Liquidation Basis)                                8

          Notes to Financial Statements                      9

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                       23

Item 3.   Controls and Procedures                            31

                             PART II

Item 1.   Legal Proceedings                                  32

Item 2.   Changes in Securities                              32

Item 3.   Defaults Upon Senior Securities                    32

Item 4.   Submission of Matters to a Vote of Security
          Holders                                            32

Item 5.   Other Information                                  32

Item 6.   Exhibits, and Reports on Form 8-K                  32

Signatures                                                   33




                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Statement of Net Assets in Liquidation as of September 30, 2004 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to September 30, 2004 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2003 to September 30, 2003 (Liquidation Basis), Statements of Operations for the nine months ended September 30, 2004 and 2003 (Liquidation Basis) and Statements of Operations for the three months ended September 30, 2004 and 2003 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership")and are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2003 Annual Report on Form 10-KSB.





                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)




          STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2004 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                     $6,026,500
Investment in Sabal
  Joint Venture (Note 7)                         318,146
Cash and cash equivalents                      1,490,580
Tenant receivables                                 4,122
Utility deposits                                   2,370
Other assets                                      30,727
                                              ----------
  Total Assets                                 7,872,445
                                              ----------
LIABILITIES

Mortgage notes payable (Note 4)                4,093,290
Accounts payable and accrued expenses            749,112
Deferred gain on sale of real estate (Note 2)    464,312
Reserve for estimated costs during
  the period of liquidation                      225,125
Tenant security deposits                          14,163
Due to affiliates                                 89,142
                                              ----------
  Total Liabilities                            5,635,144
                                              ----------

Net Assets in Liquidation                     $2,237,301
                                              ==========












         See accompanying notes to financial statements.






                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)



      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
        THE PERIOD JANUARY 1, 2004 TO SEPTEMBER 30, 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net  assets in liquidation at January 1, 2004       $1,880,062

Income  from operations                                357,239
                                                    ----------

Net  assets in liquidation at September 30, 2004    $2,237,301
                                                    ==========




























         See accompanying notes to financial statements.






                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)




      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
        THE PERIOD JANUARY 1, 2003 TO SEPTEMBER 30, 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net  assets in liquidation at January 1, 2003       $1,825,198

Income from operations                                  37,704

Gain  from sale of property                             13,901
                                                    ----------

Net  assets in liquidation at September 30, 2003    $1,876,803
                                                    ==========



























         See accompanying notes to financial statements.





                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)



                    STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)

                              2004            2003
                           ----------       --------
INCOME
Rental                     $  427,340       $508,103
Interest                        1,279          1,622
Lease termination fee       1,400,000             --
Other, primarily tenant
  expense reimbursements      114,744        166,221
                           ----------       --------

  Total income              1,943,363        675,946
                           ----------       --------

EXPENSES
Interest                      313,054        322,932
Real estate taxes              98,150        118,245
Repairs and maintenance         7,422          1,952
Management fees (Note 5)      116,963         39,532
Other property operating       30,570         47,675
General and administrative    947,519         91,165
                           ----------       --------
  Total expenses            1,513,678        621,501
                           ----------       --------
Income before
  equity interests            429,685         54,445

Equity interest in Sabal
  Palm Joint Venture's
  net loss                    (72,446)       (16,741)
                           ----------       --------
Income before gain on
  sale of property            357,239         37,704
Gain on sale of property           --         13,901
                           ----------       --------
Net income                 $  357,239       $ 51,605
                           ==========       ========
Net income allocated
  to the General Partners  $    3,572       $    516
                           ==========       ========
Net income allocated
  to the Limited Partners  $  353,667       $ 51,089
                           ==========       ========
Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)             $    37.03       $   5.35
                           ==========       ========

         See accompanying notes to financial statements.




                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)



                    STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                       (LIQUIDATION BASIS)
                           (Unaudited)

                              2004            2003
                           ----------       --------
INCOME
Rental                     $  119,952       $147,139
Interest                          625            559
Lease termination fee       1,400,000             --
Other, primarily tenant
  expense reimbursements       39,656         55,899
                           ----------       --------
  Total income              1,560,233        203,597
                           ----------       --------
EXPENSES
Interest                      104,989        106,237
Real estate taxes              32,716         36,692
Repairs and maintenance         2,833          (284)
Management fees (Note 5)       97,267          9,709
Other property operating        9,534         15,565
General and administrative    839,193         19,908
                           ----------       --------
  Total expenses            1,086,532        187,827
                           ----------       --------
Income before
  equity interests            473,701         15,770

Equity interest in Sabal
  Palm Joint Venture's
  net loss                    (41,510)        18,886
                           ----------       --------

Net income                 $  432,191       $ 34,656
                           ==========       ========
Net income allocated
  to the General Partners  $    4,322       $    347
                           ==========       ========
Net income allocated
  to the Limited Partners  $  427,869       $ 34,309
                           ==========       ========
Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)             $    44.80       $   3.59
                           ==========       ========


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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2004.

   Accounting Method

   The accompanying financial statements have been prepared using the accrual method of accounting.

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $24,665 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   The fair value estimates presented herein are based on information available to management as of September 30, 2004, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, which approximates fair value at September 30, 2004, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

   At   September   30,   2004,  the  Preferential   Distribution
Deficiency equaled $17,082,565.

(4)  MORTGAGE NOTES PAYABLE

   Mortgage  notes payable at September 30, 2004 consist  of  the following:
                                    Interest     Date
                        Balance        Rate      Due
Raleigh Springs
  Marketplace          $ 4,093,290    10%       04/07


Maturities of the mortgage notes payable are as follows:

     2004               $   38,503
     2005                  163,965
     2006                  181,135
     2007                3,709,687
                        ----------
                        $4,093,290
                        ==========

  Raleigh Springs Marketplace serves as collateral under the respective nonrecourse debt obligations.

Raleigh Springs Marketplace

    Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan, which continues to bear interest at 10% per annum, requires monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007. Subsequent to the end of the third quarter, 2004 the Partnership commenced the process of seeking to refinance the existing mortgage. There can be no assurance that the Partnership will be successful in refinancing the existing debt. The carrying value of Raleigh Springs Marketplace at September 30, 2004 was approximately $6,026,500.

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

(5)  TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners  or their affiliates for the nine months ended September
30, 2004 and 2003 were as follows:

                                 2004            2003
                               --------        --------
Management fees                $116,963         $38,850
Reimbursable office expenses     60,022          61,013

   The Partnership had made all payments to affiliates except for $89,142 for management fees, as of September 30, 2004.

(6)  RALEIGH SPRINGS MARKETPLACE

   The Partnership had leased 13,400 square feet of space to Sav A Lot, a national grocery chain. In the third quarter of 2004, Sav A Lot exercised its first option and extended the lease maturity through 2008. In the first quarter of 2004, the Partnership reached an agreement in principle with AJ Wright, a national clothing retailer to take approximately 25,000 square feet of part of the space then leased to Toys "R" Us. The Partnership negotiated a lease with the tenant, that required substantial reconfiguration to the existing space and tenant improvements. This lease was subject to a successful termination and buyout of the existing Toys "R" Us lease. The Partnership reached an agreement with Toys "R" Us for the termination and a substantial buyout payment of Toys "R" Us to the Partnership (such payment in the amount of $1,400,000 having been received in September 2004). The Partnership anticipates the payment will cover all of the conversion and tenant build out costs required by the new tenant. The buyout of the lease was subject to the approval of the property's lender and the lender agreed to the transaction. In addition, the Partnership leased approximately 10,000 square feet of the former medical space to the Veterans Administration (the "VA"). The VA lease also required a significant build out. The Partnership has incurred the cost of the build out and funded the expense through a portion of the Toys "R" Us lease buyout. In addition, the VA will make additional lease payments to the Partnership in an amount that will amortize the cost of the improvements over a five year period. The Partnership anticipates that AJ Wright and the VA will take occupancy in the fourth quarter of 2004. Further, subsequent to the end of the third quarter of 2004, the Partnership leased three additional suites containing a total of 7,500 square feet of space. Inclusive of these leases, the property was approximately 75% leased.


(7)  EQUITY INVESTMENT

   The  Partnership  owns  a 47% interest  in  Sabal  Palm  Joint
Venture ("Sabal Palm") and accounts for its investment under the equity method.

   The  following  are condensed financial statements  for  Sabal
Palm:


                        Liquidation Basis
                        SEPTEMBER 30,2004

Real estate held for sale        $3,028,375
Cash held in pledge account         753,481
Other assets                         22,052
                                 ----------
                                  3,803,908
                                 ----------

Mortgage note payable             3,000,000
Other liabilities                   123,328
                                 ----------
                                  3,123,328
                                 ----------
Net assets in liquidation        $  680,580
                                 ==========

                        Liquidation Basis
             For the nine months ended September 30,

                                   2004             2003
                                 --------         --------

Rental income                   $ 310,359         $287,434
Other income                       82,523           69,157
                                ---------         --------
                                  392,882          356,591
                                ---------         --------
Mortgage and
 other interest                    97,438          145,169
Operating and
 administrative expenses          449,584          247,042
                                ---------         --------
                                  547,022          392,211
                                ---------         --------
Net loss                        $(154,140)        $(35,620)
                                =========         ========

   The original First Mortgage Loan bore interest at the rate of 8.93% per annum, was to be amortized over a 25-year period, required monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. Subsequent to the end of the first quarter of 2003, this loan was repaid and replaced with a new facility described below.

  On August 7, 2000, Sabal Palm was given notice that Walgreens would vacate the space prior to its lease termination of April 30, 2005. Walgreens moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture had signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture has executed a lease with Family Dollar, a national discount retailer, for approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. As of September 30, 2004, the shopping center was approximately 70% leased. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. However, the property was recently damaged by two of the hurricanes that struck the Palm Bay area in the third quarter of 2004 and will likely delay the sale of the property into 2005. The property's damage was primarily cosmetic and we do not believe the structural integrity or economic viability of the building has diminished. Temporary repair work has been completed. However due to the extensive damage elsewhere in the area, permanent repairs have not yet commenced.

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

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender had a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. In the second quarter of 2004, pursuant to the existing loan agreement, the lender requested repayment of principal in the amount of $250,000. The lender agreed to allow for this payment to be made from the $1,000,000 on deposit with the lender and further agreed to reduce the liquidity requirement to $500,000. Additionally, the lender agreed to fund from the deposit with the lender certain improvements (up to $245,000) that the joint venture is contemplating making in order to facilitate the sale of the property.


(8) PROPERTY SALE

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

Liquidity and Capital Resources

   The  Partnership  intends to satisfy its short-term  liquidity
needs  through  cash flow from its remaining property.   Mortgage
notes payable are expected to be satisfied through property sale.

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

   Raleigh Springs Marketplace

   T.J.  Maxx,  a  former  anchor tenant, vacated  its  space  in
January 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J. Maxx space. In the fourth quarter of 2001, the Partnership leased 13,400 square feet of space to Sav A Lot, a national grocery chain. In the third quarter of 2004, Sav A Lot exercised its first option and extended the lease maturity through 2008. In the first quarter of 2002, the health group gave notice to the Partnership that it would vacate the 9,500 square feet it occupied at the expiration of its base term which occurred in April, 2002. As a result of these vacancies, Raleigh Springs was in a negative cash flow position. In the first quarter of 2004, the Partnership reached an agreement in principle with AJ Wright, a national clothing retailer to take approximately 25,000 square feet of part of the space then leased to Toys "R" Us. The Partnership negotiated a lease with the tenant, that required substantial reconfiguration to the existing space and tenant improvements. This lease was subject to a successful termination and buyout of the existing Toys "R" Us lease. The Partnership reached an agreement with Toys "R" Us for the termination and a substantial buyout payment of Toys "R" Us to the Partnership (such payment in the amount of $1,400,000 having been received in September 2004). The Partnership anticipates the payment will cover all of the conversion and tenant build out costs required by the new tenant. The buyout of the lease was subject to the approval of the property's lender and the lender agreed to the transaction. In addition, the Partnership leased approximately 10,000 square feet of the former medical space to the Veterans Administration (the "VA"). The VA lease also required a significant build out. The Partnership has incurred the cost of the build out and funded the expense through a portion of the Toys "R" Us lease buyout. In addition, the VA will make additional lease payments to the Partnership in an amount that will amortize the cost of the improvements over a five year period. The Partnership anticipates that AJ Wright and the VA will take occupancy in the fourth quarter of 2004. Further, subsequent to the end of the third quarter of 2004, the Partnership leased three additional suites containing a total of 7,500 square feet of space. Inclusive of these leases, the property was approximately 75% leased.

   In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments were based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments. The Partnership negotiated an extension of the terms of the mortgage on August 26, 1999 and August 30, 2000. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs mortgage loan. The maturity date has been extended to April 1, 2007 and continues to bear interest at 10% per annum. The loan will continue to require monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal due on April 1, 2007. Based on the lenders recent approval of the termination of the Toys "R" US lease, the loan will require a additional lump sum principal payments of $35,000 on December 31, 2005 and 2006. Subsequent to the end of the third quarter of 2004, the Partnership commenced the process of refinancing the existing debt. There can be no assurances that the Partnership will be successful in refinancing the existing indebtedness.

   Sabal Palm Shopping Center

   The original First Mortgage Loan bore interest at the rate of 8.93% per annum, was to be amortized over a 25-year period, required monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. Subsequent to the end of the first quarter of 2003, this loan was repaid and replaced with a new facility described below.

  On August 7, 2000, Sabal Palm was given notice that Walgreens would vacate the space prior to its lease termination of April 30, 2005. Walgreens moved out, however, it remains liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture had signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). In addition, the joint venture has executed a lease with Family Dollar, a national discount retailer, for approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. As of September 30, 2004, the shopping center was approximately 70% leased. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. However, the property was recently damaged by two of the hurricanes that struck the Palm Bay area in the third quarter of 2004 and will likely delay the sale of the property into 2005. The property's damage was primarily cosmetic and we do not believe the structural integrity or economic viability of the building has diminished. Temporary repair work has been completed. However due to the extensive damage elsewhere in the area, permanent repairs have not yet commenced.

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

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender had a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. In the second quarter of 2004, pursuant to the existing loan agreement, the lender requested repayment of principal in the amount of $250,000. The lender agreed to allow for this payment to be made from the $1,000,000 on deposit with the lender and further agreed to reduce the liquidity requirement to $500,000. Additionally, the lender agreed to fund from the deposit with the lender certain improvements (up to $245,000) that the joint venture is contemplating making in order to facilitate the sale of the property.

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

Results of Operations - Nine months ended September 30, 2004  and
2003 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net income of $357,000 for the period ended September 30, 2004 as compared to a net income of $52,000 for the same period in 2003. The $305,000 increase in net income is primarily a result of an increase in total income of $1,267,000 partially offset by an increase in total expenses of $892,000. The Partnership's share of Sabal Palms net loss increased $55,000. Additionally, in 2003, there was a $14,000 gain from the property sale.

  Total income for the period ended September 30, 2004 was $1,943,000 as compared to $676,000 for the same period in 2003. The $1,267,000 increase in total income was primarily a result of an increase in lease termination fees of $1,400,000 at Raleigh Springs in 2004, partially offset by an $81,000 decrease in rental income and a $51,000 decrease in other income, primarily due to the sale of the Fortune in February 2003.

  Total expenses for the period ended September 30, 2004 were $1,514,000 as compared to $622,000 for the same period in 2003. The $892,000 increase in total expense was due to an increase in general and administrative expense of $856,000, an increase in management fees expense of $77,000, and an increase in repairs and maintenance of $5,000, offset by a decrease in interest expense of $10,000, a decrease in real estate tax expense of $20,000, and a decrease operating expense of $17,000. The increase in general and administrative expenses relates primarily to lease commission payments and architectural fees paid at Raleigh Springs. The increase in management fees relate to the lease termination payment. All decreases in expenses are primarily related to the sale of Fortune in February 2003.

Results of Operations - Three months ended September 30, 2004 and
2003(Liquidation Basis)

  The Partnership generated a net income of $432,000 for the period ended September 30, 2004 as compared to a net income of $35,000 for the same period in 2003. The $397,000 increase in net income is primarily a result of an increase in total income of $1,357,000 and an increase in total expenses of $899,000. The Partnership's share of the net income from Sabal Palm decreased $60,000.

  Total income for the period ended September 30, 2004 was $1,560,000 as compared to $204,000 for the same period in 2003. The $1,357,000 increase in total income was primarily a result of a $1,400,000 increase in lease termination fees, offset by a $27,000 decrease in rental income, and a $16,000 decrease in other income. The above changes in income relate to activity at Raleigh Springs.

  Total expenses for the period ended September 30, 2004 were $1,087,000 as compared to $188,000 for the same period in 2003. The $899,000 increase in total expense was due to an increase in general and administration expense of $819,000. The increase in general and administrative expenses relates primarily to lease commission payments and architectural fees paid at Raleigh Springs. In addition, management fees increased by $88,000 as a result of the lease termination fee and repairs and maintenance expense increased $3,000. Offsetting the increase in general and administrative expense were decreases in interest expense of $1,000, decrease in real estate tax of $4,000, and a decrease in operating expense of $6,000.

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

                              DATE: November 17, 2004


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: November 17, 2004









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

                              DATE: November 17, 2004








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

                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4



                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: November 17, 2004






                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                              DATE:     November 17, 2004


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE:     November 17, 2004