Form 10KSB
period 2004-12-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2005-04-15
CIK 736908

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB

[X]   Annual  Report  Under  Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the fiscal year ended   December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year $2,128,159.

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



                  BRAUVIN REAL ESTATE FUND L.P. 4
                   2004 FORM 10-KSB ANNUAL REPORT
                               INDEX
                               PART I
                                                             Page
Item 1.   Description of Business                            3

Item 2.   Description of Properties                          6

Item 3.   Legal Proceedings                                 15

Item 4.   Submission of Matters to a Vote of
          Security Holders                                  15

                              PART II
Item 5.   Market for the Issuer's Limited Partnership
          Interests and Related Security Holder Matters     16

Item 6.   Management's Discussion and Analysis or Plan of
          Operation                                         16

Item 7.   Financial Statements and Supplementary Data       26

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure               26

Item 8a.  Controls and Procedures.                          26

Item 8b.  Other Information                                 27

                              PART III
Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act                               28

Item 10.  Executive Compensation                            30

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                    30

Item 12.  Certain Relationships and Related Transactions    31

Item 13.  Exhibits                                          32

Item 14.  Principal Accountant Fees and Services.           33

Signatures                                                  34
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

  Properties acquired by the Partnership either directly or indirectly through joint ventures were: (a) Fortune Professional Building (which was sold February 2003); (b) Raleigh Springs Marketplace; (c) Strawberry Fields Shopping Center (which was sold in July 2001); and (d) Sabal Palm Shopping Center.

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

Market Conditions/Competition

   The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to those owned by the Partnership. Competition exists in such areas as attracting and retaining creditworthy tenants, financing capital improvements and selling properties. Many of the factors affecting the ability of the Partnership to compete are beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the economy in which a property is located, population shifts, changes in zoning laws or changes in patterns of the needs of users. The marketability of the properties may also be affected by prevailing interest rates and existing tax laws. The Partnership has retained ownership of its properties for periods longer than anticipated at acquisition.

   Market conditions had weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Average rental rates for non-anchor tenants, expressed per square foot per year, have decreased at the Memphis, Tennessee, Raleigh Springs property from approximately $12.00 per square foot in 1993 to approximately $7.96 per square foot in 2004 ($10.68 per square foot in 2003). The average rental rates for non-anchor tenants at Sabal Palm in Palm Bay, Florida have decreased from approximately $10.88 per square foot in 1995 to approximately $9.08 per square foot in 2004 ($9.13 per square foot in 2003).

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

Item 2.   Description of Properties.

   The   following   is  a  summary  of  the  real   estate   and
improvements owned by the Partnership at January 1, 2003 and subsequent transactions related thereto. For the purpose of the information disclosed in this section, the following terms are defined as follows:


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

(a) Raleigh Springs Marketplace ("Raleigh Springs")

   On June 26, 1985, the Partnership acquired Raleigh Springs, an approximately 114,000 square foot community shopping center located in Memphis, Tennessee. Raleigh Springs was constructed in two phases. Phase I was completed during 1984 and Phase II was completed in 1985. Raleigh Springs was 74% occupied at December 31, 2004. The national anchor tenants are AJ Wright, Sav A Lot and the Veterans Administration.

   The Partnership purchased Raleigh Springs for $7,486,800, consisting of $2,300,000 in cash at closing (plus or minus prorations) and the assumption of an existing first mortgage loan on Phase I of $5,186,800.

   In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments were based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments. The Partnership negotiated an extension of the terms of the mortgage on August 26, 1999 and August 30, 2000. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan, which continues to bear interest at 10% per annum, requires monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal due on April 1, 2007. Based on the lenders recent approval of the termination of the Toys "R" Us lease (see below), the loan will require additional lump sum principal payments of $8,500 on or before December 1, 2004 and then commencing December 1, 2005 annual lump sum principal payments of $34,000. In the fourth quarter of 2004, the Partnership commenced the process of refinancing the existing debt. Subsequent to December 31, 2004, the Partnership received a proposal from a potential lender to refinance the existing debt as well as provide for the funding of additional improvement dollars for Raleigh Springs. The proposal requires payments of interest only with a maturity twenty four months after the initial draw. The proposed variable interest rate is a function of occupancy at Raleigh Springs. However, there can be no assurances that the Partnership will be successful in refinancing the existing indebtedness.

   The outstanding mortgage balance encumbered by the property was $4,054,787 at December 31, 2004.

   The economic occupancy rate and average annual base rent per square foot at December 31, 2004 and 2003 were as follows:

                               2004       2003
                              ------     ------
  Occupancy Rate                74%        67%
  Average Annual Base
   Rent Per Square Foot        $6.47      $7.77


  Raleigh  Springs has two tenants (AJ Wright and Sav A Lot)which
occupy  ten percent or more of the rentable square footage.   The
following is a summary of the tenant rent roll at December 31, 2004:

                     Annual   Lease
           Square     Base  Expiration   Renewal    Nature of
Tenant       Feet      Rent    Date      Options     Business
--------   -------  -------- -------   ----------   ----------
AJ Wright   25,000  $187,500 11/2014   10/5 yrs ea. Retail store
Sav A Lot   13,400    72,360 12/2008      3/5yr       Grocery
Others      46,487   286,849 Various     Various
Vacant      29,353        --
           -------  --------
           114,270  $546,709
           =======  ========

  T.J. Maxx, a former anchor tenant, vacated its space in January 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J. Maxx space. In the fourth quarter of 2001, the Partnership leased 13,400 square feet of space to Sav A Lot, a national grocery chain. In the third quarter of 2004, Sav A Lot exercised its first option and extended the lease maturity through 2008. In the first quarter of 2002, the health group gave notice to the Partnership that it would vacate the 9,500 square feet it occupied at the expiration of its base term which occurred in April, 2002. As a result of these vacancies, Raleigh Springs was in a negative cash flow position. In the first quarter of 2004, the Partnership reached an agreement in principle with AJ Wright, a national clothing retailer to take approximately 25,000 square feet of part of the space then leased to Toys "R" Us. The Partnership negotiated a lease with the tenant that required substantial reconfiguration to the existing space and tenant improvements. This lease was subject to a successful termination and buyout of the existing Toys "R" Us lease. The Partnership reached an agreement with Toys "R" Us for the termination and a substantial buyout payment by Toys "R" Us to the Partnership (such payment in the amount of $1,400,000 was received in September 2004). The Partnership anticipates the payment covered all of the conversion and tenant build out costs required by the new tenant. The buyout of the lease was subject to the approval of the property's lender and the lender agreed to the transaction. In addition, the Partnership leased approximately 10,000 square feet of the former medical space to the Veterans Administration (the "VA"). The VA lease also required a significant build out. The Partnership has incurred the cost of the build out and funded the expense through a portion of the Toys "R" Us lease buyout. In addition, the VA will make additional lease payments to the Partnership in an amount that will amortize the cost of the improvements over a five-year period. AJ Wright and the VA took occupancy in the fourth quarter of 2004. Further, in the fourth quarter of 2004, the Partnership leased three additional suites containing a total of 7,500 square feet of space.

   In 2000, the Partnership received three offers for Raleigh Springs. The offers ranged from $5.625 million to $6.2 million. The Partnership successfully negotiated an increase in the highest offer to $6.5 million and subsequently accepted this offer. The Partnership executed the contract for sale. The buyer had a 45-day due diligence period during which it could formally accept or reject the sale. Late in the third quarter of 2000 the Partnership received notice that the potential purchaser terminated the contract. After extensive negotiation, the contract was reinstated at $5,835,000. However, the potential purchaser again rejected the contract in March, 2001.


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

(c) Sabal Palm Square ("Sabal Palm")

   On October 31, 1986, the Partnership and Brauvin Real Estate Fund L.P. 5 ("BREF 5") formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership has a 47% interest and BREF 5 has a 53% interest in the joint venture which owns Sabal Palm. The purchase was funded with $2,724,000 cash at closing and a $3,200,000 interim loan. On February 19, 1987, the joint venture obtained a first mortgage loan in the amount of $3,200,000 collateralized by Sabal Palm from an unaffiliated lender. The loan was payable with interest only at 9.5% per annum until February 1992, at which time the loan required payments of principal and interest based on a 30 year amortization schedule.

     Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985 and is currently anchored by a Sav A Lot, a Walgreens (which has subsequently sublet its space as detailed below) and a Family Dollar. Sabal Palm has several outparcels, which are not owned by the Partnership, but which add to the center's appearance and customer activity. Sabal Palm had a 72% economic occupancy at December 31, 2004.

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First
Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. Prior to April 29, 2003, the First Mortgage Loan bore interest at the rate of 8.93% per annum, was amortized over a 25-year period, required monthly payments of principal and interest of approximately $26,700 and was scheduled to mature on March 26, 2002 (later extended to April 2003). A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

   In the second quarter of 1998, Winn-Dixie vacated its space at the center (which was approximately 42,000 square feet). Winn-Dixie failed to timely pay its rental obligation for November and December 2001 and January through March 2002.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the joint venture has made a number of cosmetic improvements to the center in preparation for its sale. However, the property was recently damaged by two of the hurricanes that struck the Palm Bay area in the third quarter of 2004 and will likely delay the sale of the property. The property's damage was primarily cosmetic and we do not believe the structural integrity or economic viability of the building has diminished. Temporary repair work has been completed. However due to the extensive damage elsewhere in the area, permanent repairs were not able to commence until the first quarter of 2005.

   The joint venture has also received renewed expressions of interest for the potential sale of the property. There can be no assurance that a sale will be consummated; however, the joint venture is continuing to evaluate its opportunities.

   On March 17, 2003, the joint venture obtained a loan commitment from AmSouth Bank in the amount of $3,250,000. The loan proposal provides for payment of interest only for a 24-month term subject to various tests to be met at a six-month period from close and a nine-month period from close. If these tests were not met the joint venture would be required to reduce the principal outstanding by a cumulative amount ranging from $250,000 to $500,000 depending on the test.

  On April 29, 2003, the Sabal Palm joint venture closed on a $3,250,000 mortgage with AmSouth Bank (subject to a reduction not to exceed $500,000 if certain conditions of the loan are not met). The joint venture repaid the prior outstanding first mortgage loan on the property in the amount of $2,957,941, accrued interest of $22,100 and paid loan costs and fees of approximately $46,100 at closing. The joint venture expects to use the remaining proceeds primarily to finance certain tenant improvements and leasing costs.

  The AmSouth loan bears interest at LIBOR plus 2.85% and is payable interest only monthly until maturity (May 3, 2005) at which time all unpaid interest and principal is due. The loan is secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture have each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager has agreed to subordinate payment of the management fee to the payment of the loan obligations.

  Additionally, the lender required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 5 to maintain a minimum combined tangible net worth of not less than $1,000,000.

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


   The loan matures on May 3, 2005. Due to the fact that damage caused by the hurricanes in 2004 is currently in the process of being repaired, the joint venture does not believe it will be able to repay the loan in May. Therefore, tThe joint venture has requested an nine month extension of the facility. Discussions with the lender are ongoing but there can be no assurance that the lender will grant the extension. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender is requiring that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture is required to pay an extension fee in the amount of $5,000. All other terms and conditions remain the same.


   A requirement of the Family Dollar lease was that the joint venture reimburse the tenant approximately $127,000 for the substantial improvements made by the tenant to the existing space. The joint venture reimbursed Family Dollar in September 2004. In addition, the joint venture will be making a number of other repairs and improvements to the center to improve its marketability for sale. These improvements will include roof repair (and repainting) and parking lot repairs including restriping.

     The carrying value of Sabal Palm approximated $3,028,000 at December 31, 2004.

     The economic occupancy rate and average annual base rent per square foot at December 31, 2004 and 2003 were as follows:

                               2004    2003
                               -----   -----
  Occupancy Rate                72%     58%

  Average Annual Base
     Rent Per Square Foot       $7.45   $7.52

   Sabal Palm has three tenants that individually occupy ten percent or more of the rentable square footage. The following is a summary of the tenant rent roll at December 31, 2004:


                      Annual    Lease
             Square    Base   Expiration Renewal    Nature of
Tenant        Feet     Rent      Date    Options     Business
---------   ------- --------  --------  ---------  -----------
Sav A Lot    14,350 $ 79,765   10/2012 5/5 yrs ea.  Food Store
Walgreens    13,000   81,252  4/2005(a)2/5 yrs ea.  Drug Store
Family
  Dollar (b) 10,675   31,250   12/2013 2/5 yrs ea. Dollar Store
Others       26,425  239,830  Various    Various
Vacant       24,483       --
             ------ --------
             88,933 $432,097
             ====== ========

  (a) Tenant has a right to terminate lease in April, 2005.
  (b) Tenant began paying rent in July 2004.


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


Item 3.  Legal Proceedings.

   None.


Item  4. Submission of Matters to a Vote  of
         Security Holders.

   None.




                             PART II

Item 5.Market  for the Issuer's Limited Partnership Interest  and
       Related Security Holder Matters.

   At December 31, 2004, there were approximately 577 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant   to   the   terms  of  the  Agreement,   there   are
restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There  were no cash distributions to Limited Partners in  2004 and 2003.

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


   Raleigh Springs Marketplace

  T.J. Maxx, a former anchor tenant, vacated its space in January 1996. During the third quarter of 1996 a health group signed a $9.00 per square foot lease for approximately 40% of the T.J. Maxx space. In the fourth quarter of 2001, the Partnership leased 13,400 square feet of space to Sav A Lot, a national grocery chain. In the third quarter of 2004, Sav A Lot exercised its first option and extended the lease maturity through 2008. In the first quarter of 2002, the health group gave notice to the Partnership that it would vacate the 9,500 square feet it occupied at the expiration of its base term which occurred in April, 2002. As a result of these vacancies, Raleigh Springs was in a negative cash flow position. In the first quarter of 2004, the Partnership reached an agreement in principle with AJ Wright, a national clothing retailer to take approximately 25,000 square feet of part of the space then leased to Toys "R" Us. The Partnership negotiated a lease with the tenant that required substantial reconfiguration to the existing space and tenant improvements. This lease was subject to a successful termination and buyout of the existing Toys "R" Us lease. The Partnership reached an agreement with Toys "R" Us for the termination and a substantial buyout payment by Toys "R" Us to the Partnership (such payment in the amount of $1,400,000 having been received in September 2004). The Partnership anticipates the payment will cover all of the conversion and tenant build out costs required by the new tenant. The buyout of the lease was subject to the approval of the property's lender and the lender agreed to the transaction. In addition, the Partnership leased approximately 10,000 square feet of the former medical space to the Veterans Administration (the "VA"). The VA lease also required a significant build out. The Partnership has incurred the cost of the build out and funded the expense through a portion of the Toys "R" Us lease buyout. In addition, the VA will make additional lease payments to the Partnership in an amount that will amortize the cost of the improvements over a five-year period. AJ Wright and the VA took occupancy in the fourth quarter of 2004. Further, in the fourth quarter of 2004, the Partnership leased three additional suites containing a total of 7,500 square feet of space.

   In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments were based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments. The Partnership negotiated an extension of the terms of the mortgage on August 26, 1999 and August 30, 2000. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan, which continues to bear interest at 10% per annum, requires monthly installments of principal and interest of $46,839 (based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal due on April 1, 2007. Based on the lender's recent approval of the termination of the Toys "R" Us lease, the loan will require additional lump sum principal payments of $8,500 on or before December 1, 2004 and then commencing December 1, 2005 annual lump sum principal payments of $34,000. In the fourth quarter of 2004, the Partnership commenced the process of refinancing the existing debt. Subsequent to December 31, 2004, the Partnership received a proposal from a potential lender to refinance the existing debt as well as provide for the funding of additional improvement dollars for Raleigh Springs. The proposal requires payments of interest only with a maturity 24 months after the initial draw. The proposed variable interest rate is a function of occupancy at Raleigh Springs. However, there can be no assurances that the Partnership will be successful in refinancing the existing indebtedness.


   Sabal Palm Shopping Center

   Sabal Palm was required to make a balloon mortgage payment in February 1997. Prior to the scheduled maturity of the First
Mortgage Loan, the lender granted Sabal Palm an extension until April 1, 1997. On March 31, 1997, Sabal Palm obtained a first mortgage loan in the amount of $3,200,000 (the "First Mortgage Loan"), secured by its real estate, from NationsBanc Mortgage Capital Corporation. Prior to April 29, 2003 the First Mortgage Loan bore interest at the rate of 8.93% per annum, was amortized over a 25-year period, required monthly payments of principal and interest of approximately $26,700 and was scheduled to mature on March 26, 2002 (later extended to April 2003). A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company.

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

   In the second quarter of 1998, Winn-Dixie vacated its space at the center (which was approximately 42,000 square feet). Winn-Dixie failed to timely pay its rental obligation for November and December 2001 and January through March 2002.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the joint venture has made a number of cosmetic improvements to the center in preparation for its sale. However, the property was recently damaged by two of the hurricanes that struck the Palm Bay area in the third quarter of 2004 and will likely delay the sale of the property. The property's damage was primarily cosmetic and we do not believe the structural integrity or economic viability of the building has diminished. Temporary repair work has been completed. However due to the extensive damage elsewhere in the area, permanent repairs were not able to commence until the first quarter of 2005.

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

  On April 29, 2003, the Sabal Palm joint venture closed on a $3,250,000 mortgage with AmSouth Bank (subject to a reduction not to exceed $500,000 if certain conditions of the loan are not met). The joint venture repaid the prior outstanding first mortgage loan on the property in the amount of $2,957,941, accrued interest of $22,100 and paid loan costs and fees of approximately $46,100 at closing. The joint venture expects to use the remaining proceeds primarily to finance certain tenant improvements and leasing costs.

  The AmSouth loan bears interest at LIBOR plus 2.85% and is payable interest only monthly until maturity (May 3, 2005) at which time all unpaid interest and principal is due. The loan is secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture have each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager has agreed to subordinate payment of the management fee to the payment of the loan obligations.

  Additionally, the lender required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 5 to maintain a minimum combined tangible net worth of not less than $1,000,000.

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

   Due to the fact that damage caused by the hurricanes in 2004 is currently in the process of being repaired, the joint venture does not believe it will be able to repay the loan in May. Therefore, the joint venture has requested an extension of the facility. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender is requiring that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture is required to pay an extension fee in the amount of $5,000. All other terms and conditions remain the same.

   The loan matures on May 3, 2005. Due to the fact that damage caused by the hurricanes in 2004 is currently in the process of being repaired the Partnership does not believe it will be able to repay the loan in May. The Partnership has requested a nine month extension of the facility. Discussions with the lender are ongoing but there can be no assurance that the lender will grant the extension.

   A requirement of the Family Dollar lease was that the joint venture reimburse the tenant approximately $127,000 for the substantial improvements made by the tenant to the existing space. The joint venture reimbursed Family Dollar in September 2004. In addition, the joint venture will be making a number of other repairs and improvements to the center to improve its marketability for sale. These improvements will include roof repair (and repainting) and parking lot repairs including restriping.

   In total, Sabal Palm has received six offers on the property ranging in price from $2.2 million to $3.4 million. The Partnership continues to market the property for sale. With the recent execution of the Family Dollar lease for 12% of the center, the Partnership anticipates that potential sales activity will improve in 2005.


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


Results  of Operations for the years ended December 31, 2004  and
2003

   The Partnership generated a net loss of $56,000 for the year ended December 31, 2004 as compared to a net income of $55,000 for the same period in 2003. The $111,000 decrease in net income is the result of an increase in total expenses of $1,370,000 offset by an increase in total income of $1,316,000 and an increase in equity interest in Sabal Palm's net loss of $43,000. Also affecting net income in 2004 was the decrease in gain on the sale of property in the amount of $14,000.

   Total income for the year ended December 31, 2004 was $2,128,000 as compared to $812,000 for the same period in 2003. This increase in total income was primarily a result of an increase in lease termination fees of $1,345,000 and an increase of $28,000 in other income partially offset by a decrease of $58,000 in rental income. The increase in lease termination fees and the decrease in rental revenue is primarily a result of the Toys `R Us termination in September, 2004.

   Total expenses for the year ended December 31, 2004 were $2,131,000 as compared to $761,000 for the same period in 2003. The $1,371,000 increase in total expense was primarily a result of a $1,306,000 increase in general and administrative expense, a $76,000 increase in management fees, an $18,000 increase in repairs and maintenance, partially offset by a $14,000 decrease in interest expense and a $13,000 decrease in operating expense. The increase in general and administrative expenses relates primarily to lease commission payments, construction costs and architectural fees paid at Raleigh Springs for AJ Wright and the Veterans Administration. The increase in management fees relate to the lease termination payment.


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

Item 7.  Financial Statements and Supplementary Data

  See  Index  to  Financial Statements on Page F-1 of  this  Form
10-KSB for financial statements where applicable.

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


Item 8b.  Other Information

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

   The  principal officers and directors of the Corporate General
Partner are:

  Mr. Jerome J. Brault     Chairman of the Board of Directors,
               Director, Chief Executive Officer and President

  Mr. James L. Brault             Vice President and Secretary

  Mr. Thomas E. Murphy                          Treasurer and
                                       Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 71) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of three other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 44) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of three other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Capital Trust, L.L.C. and BA/Brauvin L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR.  THOMAS  E.  MURPHY  (age 38) is the  treasurer  and  chief financial  officer  of the Corporate General  Partner  and  other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of three other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the
treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois Certified Public Accountants Society.


Item 10.  Executive Compensation.

  (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner as described under the caption "Compensation Table" on pages 10 to 12 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distributions of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-9 to A-12 of the Agreement attached as Exhibit A to the Partnership's Prospectus. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in
Item 9. Reference is also made to Notes 3 and 5 of the Notes to Financial Statements filed with this annual report for a description of such distributions and allocations.

  The   General   Partners   received  an   allocation   of   the
Partnership's net income or loss for 2004 and 2003.

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

Item 12.  Certain Relationships and Related Transactions.

   (a  &  b)  The  Partnership is entitled to engage  in  various
transactions  involving  affiliates  of  the  Corporate   General
Partner, as described in the section of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 10 to 15 and the section of the Agreement entitled "Rights, Duties and Obligations of General
Partners" at pages A-14 to A-17. The relationship of the Corporate General Partner to its affiliates is set forth in Item
9. Cezar M. Froelich resigned as an individual general partner of the Partnership effective 90 days after August 14, 1997 but remains a shareholder of the Corporate General Partner. He is also a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership. Reference is made to Note 5 of the Notes to Financial Statements for a summary of transactions with affiliates.

   (c)   Not applicable.

   (d)   There have been no transactions with promoters.







Item 13.  Exhibits

   (a) The following documents are filed as part of this report:

      (1) (2) Financial   Statements.  (See  Index  to  Financial
               Statements filed with this annual report).

      (3)     Exhibits required by the Securities and Exchange
              Commission Regulation S-B Item 601:

               Exhibit No.    Description
                 *3.(a)      Restated     Limited     Partnership
                              Agreement
                 *3.(b)      Articles    of   Incorporation    of
                              Brauvin Ventures, Inc.
                 *3.(c)      By-Laws of Brauvin Ventures, Inc.
                 *3.(d)      Amendment  to  the  Certificate   of
                              Limited    Partnership    of    the
                              Partnership
                 *10.(a)     Escrow Agreement
                 *10.(b)(1)  Management Agreement
                 21.         Subsidiaries of the registrant
                 *28.        Pages  11-16, A-9 to A-13  and  A-15
                              to   A-18   of   the  Partnership's
                              Prospectus and the Agreement  dated
                              March 1, 1985, as supplemented.

* Incorporated by reference from the exhibits filed with the Partnership's registration statement (File No. 2-95633) on Form
S-11 filed under the Securities Act of 1933.

  (b) No portions of the annual report have been incorporated by reference in this Form 10-KSB.

  (c) An annual report for the fiscal year 2004 will be sent to the Limited Partners subsequent to this filing.






Item 14.  Principal Accountant Fees and Services

  Altschuler, Melvoin and Glasser LLP("AMG") has been engaged by the General Partners as the Partnership's independent auditor for the years 2003 and 2004. AMG has audited the Partnership's financial statements for the years ended December 31, 2004 and
2003.   AMG  has  not  performed  any  other  services  for   the
Partnership.

  The aggregate fees billed for each of the last two years professional services rendered by AMG for the audit of the Partnership's annual financial statements and reviews included in Form 10-KSB aggregated $18,750 during 2004 and $32,750 during 2003.

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

  In accordance with policies of the board of directors of the Corporate General Partner, all services provided by AMG and TBS are required to be and have been pre-approved.



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




                              Dated: April 14, 2005






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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and statement of changes in net assets in liquidation of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the small business issuer and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

                    DATE: April 14, 2005





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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and statement of changes in net assets in liquidation of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the small business issuer and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

                    BY:Brauvin Ventures, Inc.
                    Corporate General Partner of
                    Brauvin Real Estate Fund L.P. 4



                BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: April 14, 2005





                           Exhibit 99
                    SECTION 906 CERTIFICATION

The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

Each of the undersigned certifies that the foregoing Report on Form 10-KSB fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the Form 10-KQSB fairly presents, in all material respects, the financial condition and results of operations of Brauvin Real Estate Fund L.P. 4.

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

                         DATE:  April 14, 2005



                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  April 14, 2005

                   INDEX TO FINANCIAL STATEMENTS

                                                          Page

Report of Independent Registered Public Accounting Firm   F-2

Statement of Net Assets in Liquidation
as of December 31, 2004 (Liquidation Basis)               F-3

Statement of Changes in Net Assets
in Liquidation for the period January 1, 2004 to
December 31, 2004  (Liquidation Basis)                    F-4

Statement of Changes in Net Assets
in Liquidation for the period January 1, 2003 to
December 31, 2003  (Liquidation Basis)                    F-5

Statements of Operations for the years ended
December 31, 2004 and 2003 (Liquidation Basis).           F-6

Notes to Financial Statements                             F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying financial statements of Brauvin Real Estate Fund L.P. 4 and subsidiary as of December 31, 2004, and for the years ended December 31, 2004 and 2003 as listed in the index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements present fairly, in all material respects, the financial position of Brauvin Real Estate Fund L.P. 4 and subsidiary at December 31, 2004, and the results of their operations for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.


/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
February 14, 2005, except for Note 4 as to which the date is March 3, 2005 and Note 7 as to which the date is April 13, 2005.





                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)


 STATEMENT OF NET ASSETS IN LIQUIDATION AS OF DECEMBER 31, 2004
                       (LIQUIDATION BASIS)


ASSETS

Real estate held for sale                     $6,026,500
Investment in Sabal Palm
  Joint Venture (Note 7)                         384,772
Cash and cash equivalents                        384,961
Tenant receivables                                41,641
Utility deposits                                   2,370
Other assets                                      10,070
                                              ----------
  Total Assets                                 6,850,314
                                              ----------

LIABILITIES
Mortgage notes payable (Note 4)                4,054,787
Accounts payable and accrued expenses            193,265
Deferred gain on sale of real estate (Note 2)    464,312
Reserve for estimated costs during
  the period of liquidation (Note 2)             199,325
Tenant security deposits                          22,163
Due to affiliates                                 92,367
                                              ----------
  Total Liabilities                            5,026,219
                                              ----------

Net Assets in Liquidation                     $1,824,095
                                              ==========










         See accompanying notes to financial statements.




                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)



STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION  FOR THE PERIOD
              JANUARY 1, 2004 TO DECEMBER 31, 2004
                       (LIQUIDATION BASIS)


Net assets in liquidation at January 1, 2004  $1,880,062

Loss from operations                             (55,967)

Net assets in liquidation at                  ----------
  December 31, 2004                           $1,824,095
                                              ==========






























         See accompanying notes to financial statements.






                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)




        STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
      FOR THE  PERIOD JANUARY 1, 2003 TO DECEMBER 31, 2003
                       (LIQUIDATION BASIS)



Net assets in liquidation at
  January 1, 2003                             $1,825,198

Income from operations                            40,963

Gain on sale of property                          13,901
                                              ----------
Net assets in liquidation at
  December 31, 2003                           $1,880,062
                                              ==========

























         See accompanying notes to financial statements.






                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)




                    STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                       (LIQUIDATION BASIS)

                               2004          2003
                           ----------    ----------
INCOME
Rental                     $  546,709    $  605,190
Interest                        3,041         2,082
Lease termination fee       1,400,000        55,000
Other, primarily tenant
  expense reimbursements      178,409       149,785
                           ----------    ----------
  Total income              2,128,159       812,057
                           ----------    ----------
EXPENSES
Interest                      414,745       428,305
Real estate taxes             123,535       126,427
Repairs and maintenance        19,785         1,952
Management fees (Note 5)      127,182        51,090
Other property operating       43,666        56,754
General and administrative  1,402,393        96,402
                           ----------    ----------
  Total expenses            2,131,306       760,930
                           ----------    ----------
(Loss) income before
  equity interest              (3,147)       51,127

  Equity interest in Sabal
  Palm Joint Venture's
  net loss                    (52,820)      (10,164)
                           ----------    ----------
Net (loss) income before
 gain on sale of property     (55,967)       40,963
Gain on sale of property           --        13,901
                           ----------    ----------

Net (loss) income          $  (55,967)    $  54,864
                           ==========     =========
Net (loss) income allocated
  to the General Partners  $     (560)    $     549
                           ==========     =========
Net (loss) income allocated
  to the Limited Partners  $  (55,407)    $  54,315
                           ==========     =========
Net income per

  Limited Partnership
  Interest (9,550 units
  outstanding)             $    (5.80)    $    5.69
                           ==========     =========

           See accompanying notes to financial statements





                 BRAUVIN REL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

                  NOTES TO FINANCIAL STATEMENTS
         For the years ended December 31, 2004 and 2003

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

   The  financial statements consolidate the accounts of  Brauvin
Real Estate Fund L.P. 4 (the "Partnership") and a 47% interest in another joint venture, which is accounted for using the equity method of accounting.

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of December 31, 2004.

   Accounting Method

   The accompanying financial statements have been prepared using the accrual method of accounting.

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $27,117 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   The Partnership has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 retains the recognition and measurement requirements of its predecessor, but resolves significant implementation issues. In addition, it applies to a segment of a business accounted for as a discontinued operation.

   SFAS   144   has   not  had  a  significant  impact   on   the
Partnership's financial statements.

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2004, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, which approximates fair value at December 31, 2004, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

   Recent Accounting Pronouncements

     In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation was revised in December 2003 and for calendar year end entities, is effective as of December 31, 2003. The Partnership does not own any "special purpose entities."

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

   The adoption of SFAS 150 and FIN 46 has not had a significant impact on the Partnership's financial statements.


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

   At   December   31,   2004,   the  Preferential   Distribution
Deficiency equaled $17,321,315.


(4) MORTGAGE NOTES PAYABLE

   Mortgage  notes  payable at December 31, 2004 consist  of  the following:
                                    Interest     Date
                        Balance        Rate      Due
                       ---------    --------   ------
Raleigh Springs
  Marketplace          $ 4,054,787    10%       04/07


Maturities of the mortgage notes payable are as follows:

     2005               $  206,465
     2006                  219,585
     2007                3,638,737
                        ----------
                        $4,054,787
                        ==========

  Raleigh Springs Marketplace serves as collateral under the nonrecourse debt obligation.

Raleigh Springs Marketplace

    Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan, which continues to bear interest at 10% per annum, requires monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007. Based on the lenders recent approval of the termination of the Toys "R" Us lease (see below), the loan will require additional lump sum principal payments of $8,500 on or before December 1, 2004 and then commencing December 1, 2005 annual lump sum principal payments of $34,000. The carrying value of Raleigh Springs Marketplace at December 31, 2004 was approximately $6,026,500.

   In the fourth quarter of 2004, the Partnership commenced the process of refinancing the existing debt. Subsequent to December 31, 2004, the Partnership received a proposal from a potential lender to refinance the existing debt as well as provide for the funding of additional improvement dollars for Raleigh Springs. The proposal requires payments of interest only with a maturity twenty four months after the initial draw. The proposed variable interest rate is a function of occupancy at Raleigh Springs. However, there can be no assurances that the Partnership will be successful in refinancing the existing indebtedness.

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


(5)  TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners or their affiliates for the years ended December 31, 2004 and 2003 were as follows:

                                 2004            2003
                               --------         -------
Management fees                $127,182         $50,350
Reimbursable office expenses     85,822          72,936

   As of December 31, 2004, the Partnership had made all payments to affiliates except for $86,611 for management fees and $5,756 for a working capital advance that was repaid in January
2005.


(6)  OPERATING LEASES

   The  Partnership  is the lessor in operating lease  agreements
with  tenants  at  its various properties.   The  minimum  future
rental income to be received on these operating leases is as follows:

Year ending December 31,
        2005            $  636,935
        2006               534,086
        2007               445,656
        2008               373,031
        2009               380,874
        Thereafter       1,159,914
                        ----------
        Total           $3,530,496
                        ==========

   Collection of future rental income under these lease agreements is subject to the financial stability of the underlying tenants. Rental income received from Toys "R" Us and Sav a Lot at Raleigh Springs approximate 29% and 14%, respectively, of rental income for the Partnership for the year ended December 31, 2004.

(7)  EQUITY INVESTMENT

   The  Partnership  owns  a 47% interest  in  Sabal  Palm  Joint
Venture ("Sabal Palm") and accounts for its investment under the equity method.

   The  following  are condensed financial statements  for  Sabal
Palm:



                             Liquidation Basis
                                December 31,
                                    2004
                                 ----------

Real estate held for sale        $3,028,375
Cash held in pledge account         755,058
Other assets                         72,758
                                 ----------
                                  3,856,191
                                 ----------

Mortgage note payable             3,000,000
Other liabilities                    33,854
                                 ----------
                                  3,033,854
                                 ----------
Net assets in liquidation        $  822,357
                                 ==========


                        Liquidation Basis
                For the years ended December 31,

                                   2004              2003
                                ---------         --------
Rental income                   $ 432,097         $379,105
Other income                      128,313           96,802
                                ---------         --------
                                  560,410          475,907
                                ---------         --------
Mortgage and
 other interest                   135,397          178,288
Operating and
 administrative expenses          537,395          319,245
                                ---------         --------
                                  672,792          497,533
                                ---------         --------

Net loss                        $(112,382)        $(21,626)
                                =========         ========

  The original First Mortgage Loan bore interest at the rate of 8.93% per annum, was to be amortized over a 25-year period, with required monthly payments of principal and interest of approximately $26,700 and matured on March 26, 2002. A portion of the proceeds of the First Mortgage Loan, approximately $3,077,000, was used to retire Sabal Palm's existing mortgage from Lincoln National Pension Insurance Company. Subsequent to the end of the first quarter of 2003, this loan was repaid and replaced with a new facility described below.

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

   In the second quarter of 1998, Winn-Dixie vacated its space at the center (which was approximately 42,000 square feet). Winn-Dixie failed to timely pay its rental obligation for November and December 2001 and January through March 2002.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. However, the property was recently damaged by two of the hurricanes that struck the Palm Bay area in the third quarter of 2004 and will likely delay the sale of the property. The property's damage was primarily cosmetic and we do not believe the structural integrity or economic viability of the building has diminished. Temporary repair work has been completed. However due to the extensive damage elsewhere in the area, permanent repairs were not able to commence until the first quarter of 2005.

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

  On April 29, 2003, the Sabal Palm joint venture closed on a $3,250,000 mortgage with AmSouth Bank (subject to a reduction not to exceed $500,000 if certain conditions of the loan are not met). The joint venture repaid the prior outstanding first mortgage loan on the property in the amount of $2,957,941, accrued interest of $22,100 and paid loan costs and fees of approximately $46,100 at closing. The joint venture expects to use the remaining proceeds primarily to finance certain tenant improvements and leasing costs.

  The AmSouth loan bears interest at LIBOR plus 2.85% and is payable interest only monthly until maturity (May 3, 2005) at which time all unpaid interest and principal is due. The loan is secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture have each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager has agreed to subordinate payment of the management fee to the payment of the loan obligations.

  Additionally, the lender required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 5 to maintain a minimum combined tangible net worth of not less than $1,000,000.

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

   Due to the fact that damage caused by the hurricanes in 2004 is currently in the process of being repaired, the joint venture does not believe it will be able to repay the loan in May. Therefore, the joint venture has requested an extension of the facility. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender is requiring that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture is required to pay an extension fee in the amount of $5,000. All other terms and conditions remain the same.

   A requirement of the Family Dollar lease was that the joint venture reimburse the tenant approximately $127,000 for the substantial improvements made by the tenant to the existing space. The joint venture reimbursed Family Dollar in September 2004. In addition, the joint venture will be making a number of other repairs and improvements to the center to improve its marketability for sale. These improvements will include roof repair (and repainting) and parking lot repairs including restriping.


                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant

                           Exhibit 21

Name of Subsidiary                  State of Formation

Brauvin Sabal Palm Joint Venture          Florida