Form 10QSB
period 2005-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2005-05-24
CIK 736908

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended      March 31, 2005_________
                               or
  [ ]Transition Report Pursuant to Section 13 or 15(d) of the Se curities Exchange Act of 1934

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

                              INDEX

                             PART I
                                                           Page

Item 1.   Financial Statements                               3

          Statement of Net Assets in Liquidation
          as of March 31, 2005(Liquidation Basis)            4

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2005 to
          March 31, 2005 (Liquidation Basis)                 5

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2004 to
          March 31, 2004 (Liquidation Basis)                 6

          Statements of Operations for the
          three months ended March 31, 2005 and 2004
          (Liquidation Basis)                                7

          Notes to Financial Statements                      8

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      21

Item 3.   Controls and Procedures                           29

                             PART II

Item 1.   Legal Proceedings                                 30

Item 2.   Changes in Securities                             30

Item 3.   Defaults Upon Senior Securities                   30

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           30

Item 5.   Other Information                                 30

Item 6.   Exhibits, and Reports on Form 8-K                 30

Signatures                                                  31




                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Statement of Net Assets in Liquidation as of March 31, 2005 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to March 31, 2005 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to March 31, 2004 (Liquidation Basis) and Statements of Operations for the three months ended March 31, 2005 and 2004 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2004 Annual Report on Form 10-KSB.



                 Brauvin Real Estate Fund L.P. 4
                 (a Delaware limited partnership)


          STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2005 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                     $6,026,500
Investment in Sabal
  Joint Venture (Note 6)                         342,185
Cash and cash equivalents                         90,364
Tenant receivables                                58,867
Utility deposits                                   2,370
Other assets                                       3,951
                                              ----------
  Total Assets                                 6,524,237
                                              ----------
LIABILITIES

Mortgage notes payable (Note 4)                4,015,313
Accounts payable and accrued expenses            156,873
Deferred gain on sale of real estate (Note 2)    464,312
Reserve for estimated costs during
  the period of liquidation                      180,275
Tenant security deposits                          22,163
Due to affiliates                                 10,764
                                              ----------
  Total Liabilities                            4,849,700
                                              ----------
Net Assets in Liquidation                     $1,674,537
                                              ==========












         See accompanying notes to financial statements.




                 Brauvin Real Estate Fund L.P. 4
                 (a Delaware limited partnership)


      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
          THE PERIOD JANUARY 1, 2005 TO MARCH 31, 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2005  $1,824,095

Loss from operations                            (149,558)
                                              ----------
Net assets in liquidation at March 31, 2005   $1,674,537
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




                 Brauvin Real Estate Fund L.P. 4
                 (a Delaware limited partnership)


                    STATEMENTS OF OPERATIONS
       For the three months ended March 31, 2005 and 2004
                       (Liquidation Basis)
                           (Unaudited)

                              2005            2004
                            --------        --------
INCOME
Rental                      $ 187,242       $153,887
Interest                          712            377
Other, primarily tenant
  expense reimbursements       37,313         40,162
                            ---------       --------
  Total income                225,267        194,426

EXPENSES
Interest                      100,714        104,486
Real estate taxes              28,940         32,717
Repairs and maintenance         2,750          3,068
Management fees (Note 5)       14,215         10,192
Other property operating        8,365          9,392
General and administrative    177,254         31,278
                            ---------       --------
  Total expenses              332,238        191,133
                            ---------       --------
(Loss) income before
  equity interests           (106,971)         3,293

Equity interest in Sabal
  Palm Joint Venture's
  net loss                    (42,587)       (23,040)
                            ---------       --------
Net loss                    $(149,558)      $(19,747)
                            =========       ========
Net loss allocated
  to the General Partners   $  (1,496)      $   (197)
                            =========       ========
Net loss allocated
  to the Limited Partners   $(148,062)      $(19,550)
                            =========       ========
Net loss per
  Limited Partnership
  Interest (9,550 units
  outstanding)              $  (15.50)      $  (2.05)
                            =========       ========

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of March 31, 2005.

   Accounting Method

   The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $19,161 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   The fair value estimates presented herein are based on information available to management as of March 31, 2005, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, which approximates fair value at March 31, 2005, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

   Derivatives and Hedging Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001. The Partnership had no derivatives in 2005 and 2004.

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

   At March 31, 2005, the Preferential Distribution Deficiency equaled $17,560,065.

(4)  MORTGAGE NOTES PAYABLE

   Mortgage  notes  payable  at March 31,  2005  consist  of  the following:
                                    Interest     Date
                        Balance        Rate      Due
                       ----------    -------   -------
Raleigh Springs
  Marketplace          $ 4,015,313    10%       04/07


Maturities of the mortgage notes payable are as follows:

     2005               $  167,575
     2006                  219,646
     2007                3,628,092
                        ----------
                        $4,015,313
                        ==========

  Raleigh Springs Marketplace serves as collateral under the respective nonrecourse debt obligations.

Raleigh Springs Marketplace

    Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan, which continues to bear interest at 10% per annum, requires monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007. Based on the lenders recent approval of the termination of the Toys "R" Us lease, the loan will require additional lump sum principal payments of $8,500 on or before December 1, 2004 and then commencing December 1, 2005 annual lump sum principal payments of $34,000. The carrying value of Raleigh Springs Marketplace at March 31, 2005 was approximately $6,026,500.

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

 (5) TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners or their affiliates for the three months ended March 31, 2005 and 2004 were as follows:

                                 2005             2004
                               -------          -------
Management fees                $14,215          $10,192
Reimbursable office expenses    19,050           19,050

   As  of  March 31, 2005, the Partnership had made all  payments to  affiliates except for $5,189 for management fees  and  $5,575 for a working capital advance that was repaid in the second quarter of 2005.

(6)  EQUITY INVESTMENT

   The  Partnership  owns  a 47% interest  in  Sabal  Palm  Joint
Venture ("Sabal Palm") and accounts for its investment under the equity method.

   The  following  are condensed financial statements  for  Sabal
Palm:


                        Liquidation Basis
                            March 31,
                              2005

Real estate held for sale        $3,028,375
Cash held in pledge account         756,642
Other assets                        110,740
                                 ----------
                                  3,895,757
                                 ----------

Mortgage note payable             3,000,000
Other liabilities                   164,030
                                 ----------
                                  3,164,030
                                 ----------
Net assets in liquidation        $  731,727
                                 ==========


                        Liquidation Basis
              For the three months ended March 31,

                                   2005             2004
                                 --------         --------
Rental income                    $116,517         $ 95,394
Other income                       37,444           29,658
                                 --------         --------
                                  153,961          125,052
                                 --------         --------
Mortgage and
 other interest                    40,676           32,532
Operating and
 administrative expenses          203,895          141,542
                                 --------         --------
                                  244,571          174,074
                                 --------         --------
Net loss                         $(90,610)        $(49,022)
                                 ========         ========

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

  The AmSouth loan bears interest at LIBOR plus 2.85% and is payable interest only monthly until maturity (February 3, 2006) at which time all unpaid interest and principal is due. The loan is secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture have each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager has agreed to subordinate payment of the management fee to the payment of the loan obligations.

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


  Due to the fact that damage caused by the hurricanes in 2004 is currently in the process of being repaired, the joint venture did not believe it would be able to repay the loan in May. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture is required to pay an extension fee in the amount of $5,000. All other terms and conditions remain the same.

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

  Due to the fact that damage caused by the hurricanes in 2004 is currently in the process of being repaired, the joint venture did not believe it would be able to repay the loan in May. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture is required to pay an extension fee in the amount of $5,000. All other terms and conditions remain the same.

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


Results  of  Operations - Three months ended March 31,  2005  and
2004 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net loss of $150,000 for the period ended March 31, 2005 as compared to a net loss of $20,000 for the same period in 2004. The $130,000 decrease in net income is primarily a result of an increase in general and administrative expenses of $146,000 partially offset by an increase in total income of $31,000. The Partnership's share of Sabal Palms net loss increased $20,000.

  Total income for the period ended March 31, 2005 was $225,000 as compared to $194,000 for the same period in 2004. The $31,000 increase in total income was primarily a result of a $33,000 increase in rental income, primarily due to the increased occupancy at Raleigh.

  Total expenses for the period ended March 31, 2005 were $332,000 as compared to $191,000 for the same period in 2004. The $141,000 increase in total expense was due to an increase in general and administration expense of $146,000. General and administration expense increased primarily as a result of expenses associated with the completion of the buildout of several of the now rented vacant spaces.


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

  Total expenses for the period ended March 31, 2004 were $191,000 as compared to $229,000 for the same period in 2003. The $38,000 decrease in total expense was due to a decrease in general and administration expense of $15,000, a decrease in operating expense of $9,000 a decrease in real estate tax of $7,000, a decrease in interest expense of $5,000 and a decrease of management fees of $2,000. All decreases in expenses are primarily related to the sale of Fortune in February 2003.


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

                              DATE: May 23, 2005


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: May 23, 2005







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

                              DATE: May 23, 2005





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


                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: May 23, 2005


                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                              DATE:     May 23, 2005


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE:     May 23, 2005