Form 10QSB
period 2005-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2005-11-16
CIK 736908

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended   September 30, 2005
                                 or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

    For the transition period from ___________ to____________

    Commission File Number _____0-13402_______________

    __________Brauvin Real Estate Fund L.P. 4_______________
    (Name of small business issuer as specified in its charter)

               Delaware                      36-3304339________
(State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)    Identification No.)

    30 North LaSalle Street, Chicago, Illinois        60602____
     (Address of principal executive offices)      (Zip Code)

          _______________(312)759-7660_________________________
                  (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Act:
    Title of each class              Name of each exchange on
                                           which registered
               None                             None___________

    Securities registered pursuant to Section 12(g) of the Act:
    ___________Limited Partnership Interests________________
                        (Title of class)

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


                              INDEX

                             PART I
                                                           Page

Item 1.   Financial Statements                               3

          Statement of Net Assets in Liquidation
          as of September 30, 2005(Liquidation Basis)        4

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2005 to
          September 30, 2005 (Liquidation Basis)             5

          Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2004 to
          September 30, 2004 (Liquidation Basis)             6

          Statements of Operations for the
          nine months ended September 30, 2005 and 2004
          (Liquidation Basis)                                7

          Statements of Operations for the
          three months ended September 30, 2005 and 2004
          (Liquidation Basis)                                8

          Notes to Financial Statements                      9

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      22

Item 3.   Controls and Procedures                           30

                             PART II

Item 1.   Legal Proceedings                                 31

Item 2.   Changes in Securities                             31

Item 3.   Defaults Upon Senior Securities                   31

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           31

Item 5.   Other Information                                 31

Item 6.   Exhibits, and Reports on Form 8-K                 31

Signatures                                                  32



                  Brauvin Real Estate Fund L.P. 4
                  (a Delaware limited partnership)



                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Statement of Net Assets in Liquidation as of September 30, 2005 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to September 30, 2005 (Liquidation Basis), Statement of Changes in Net Assets in Liquidation for the period January 1, 2004 to September 30, 2004 (Liquidation Basis), Statements of Operations for the nine months ended September 30, 2005 and 2004 (Liquidation Basis), and Statements of Operations for the three months ended September 30, 2005 and 2004 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2004 Annual Report on Form 10-KSB.



                  Brauvin Real Estate Fund L.P. 4
                  (a Delaware limited partnership)


          STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2005 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                     $6,026,500
Investment in Sabal
  Joint Venture (Note 6)                         292,841
Cash and cash equivalents                         25,144
Tenant receivables                                20,098
Utility deposits                                   2,370
Other assets                                      29,136
                                              ----------
  Total Assets                                 6,396,089
                                              ----------
LIABILITIES

Mortgage notes payable (Note 4)                3,924,567
Accounts payable and accrued expenses            187,614
Deferred gain on sale of real estate (Note 2)    464,312
Reserve for estimated costs during
  the period of liquidation                      157,125
Tenant security deposits                          15,812
Due to affiliates                                  5,458
                                              ----------
  Total Liabilities                            4,754,888
                                              ----------
Net Assets in Liquidation                     $1,641,201
                                              ==========








         See accompanying notes to financial statements.




                  Brauvin Real Estate Fund L.P. 4
                  (a Delaware limited partnership)


      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR
        THE PERIOD JANUARY 1, 2005 TO SEPTEMBER 30, 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2005         $1,824,095

Loss from operations                                   (182,894)
                                                     ----------
Net assets in liquidation at September 30, 2005      $1,641,201
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



                  Brauvin Real Estate Fund L.P. 4
                  (a Delaware limited partnership)



                    STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)

                              2005           2004
                            ---------     ----------
INCOME
Rental                      $ 550,650     $  427,340
Lease termination fee              --      1,400,000
Interest                          801          1,279
Other, primarily tenant
  expense reimbursements      110,994        114,744
                            ---------     ----------
  Total income                662,445      1,943,363
                            ---------     ----------
EXPENSES
Interest                      328,743        313,054
Real estate taxes              90,134         98,150
Repairs and maintenance        18,766          7,422
Management fees (Note 5)       39,217        116,963
Other property operating       32,062         30,570
General and administrative    322,036        947,519
                            ---------     ----------
  Total expenses              830,958      1,513,678
                            ---------     ----------
(Loss) income before
  equity interests           (168,513)       429,685

Equity interest in Sabal
  Palm Joint Venture's
  net loss                    (14,381)       (72,446)
                            ---------     ----------
Net (loss) income           $(182,894)    $  357,239
                            =========     ==========
Net (loss) income allocated
  to the General Partners   $  (1,829)    $    3,572
                            =========     ==========
Net (loss) income allocated
  to the Limited Partners   $(181,065)    $  353,667
                            =========     ==========
Net (loss) income per
  Limited Partnership
  Interest (9,550 units
  outstanding)              $  (18.96)    $   37.03
                            =========     =========



         See accompanying notes to financial statements.



                  Brauvin Real Estate Fund L.P. 4
                  (a Delaware limited partnership)



                    STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                       (LIQUIDATION BASIS)
                           (Unaudited)

                               2005           2004
                             --------      ----------
INCOME
Rental                       $185,533     $  119,952
Lease termination fee              --      1,400,000
Interest                           28            625
Other, primarily tenant
  expense reimbursements       41,089         39,656
                             --------     ----------
  Total income                226,650      1,560,233
                             --------     ----------
EXPENSES
Interest                      128,462        104,989
Real estate taxes              30,310         32,716
Repairs and maintenance        12,565          2,833
Management fees (Note 5)       13,186         97,267
Other property operating        9,593          9,534
General and administrative     51,973        839,193
                             --------     ----------
  Total expenses              246,089      1,086,532
                             --------     ----------
(Loss) income before
  equity interests            (19,439)       473,701

Equity interest in Sabal
  Palm Joint Venture's
  net income (loss)            21,305       (41,510)
                             --------     ---------
Net income                   $  1,866     $ 432,191
                             ========     =========
Net income allocated
  to the General Partners    $     19     $   4,322
                             ========     =========
Net income allocated
  to the Limited Partners    $  1,847     $ 427,869
                             ========     =========
Net income per
  Limited Partnership
  Interest (9,550 units
  outstanding)               $   0.19     $   44.80
                             ========     =========





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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets as of September 30, 2005.

   Accounting Method

   The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $50,992 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   The fair value estimates presented herein are based on information available to management as of September 30, 2005, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, which approximates fair value at September 30, 2005, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

   At   September   30,   2005,  the  Preferential   Distribution
Deficiency equaled $18,037,565.

(4)  MORTGAGE NOTES PAYABLE

   Mortgage  notes payable at September 30, 2005 consist  of  the following:
                                    Interest     Date
                        Balance        Rate      Due
Raleigh Springs
  Marketplace          $ 3,924,567    10%       04/07


Maturities of the mortgage notes payable are as follows:

     2005               $   76,829
     2006                  219,646
     2007                3,628,092
                        ----------
                        $3,924,567
                        ==========

  Raleigh Springs Marketplace serves as collateral under the respective nonrecourse debt obligations.

Raleigh Springs Marketplace

    Monthly principal and interest payments are based on a 25-year amortization schedule. In the first quarter of 2001, the mortgage holder agreed to extend the maturity of the mortgage until April 1, 2002. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan, which continues to bear interest at 10% per annum, requires monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007. Based on the lenders recent approval of the termination of the Toys "R" Us lease, the loan will require additional lump sum principal payments of $8,500 on or before December 1, 2004 and then commencing December 1, 2005 annual lump sum principal payments of $34,000. The carrying value of Raleigh Springs Marketplace at September 30, 2005 was approximately $6,026,500.

   In the fourth quarter of 2004, the Partnership commenced the process of refinancing the existing debt. Subsequent to December 31, 2004, the Partnership received a proposal from a potential lender to refinance the existing debt as well as provide for the funding of additional improvement dollars for Raleigh Springs. This lender did not approve the proposal as originally submitted. In the second quarter of 2005, the Partnership executed a letter of intent with a national lender to refinance the existing debt and to provide for additional tenant improvements. The proposed loan requires payments of interest only and has a twenty four month maturity. The lender is currently completing its documentation for the loan and the Partnership anticipates the refinancing to be completed in the fourth quarter of 2005; however, there can be no assurance the Partnership will be successful in completing the refinancing.

 (5) TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners  or their affiliates for the nine months ended September
30, 2005 and 2004 were as follows:

                                   2005           2004
                                 -------        --------
Management fees                  $39,217        $116,963
Reimbursable office expenses      57,150          60,022

   As of September 30, 2005, the Partnership had made all payments to affiliates except for $5,458 for management fees.

(6)  EQUITY INVESTMENT

   The  Partnership  owns  a 47% interest  in  Sabal  Palm  Joint
Venture ("Sabal Palm") and accounts for its investment under the equity method.

   The  following  are condensed financial statements  for  Sabal
Palm:


                        Liquidation Basis

                        September 30,2005

Real estate held for sale        $3,028,375
Other assets                        332,395
                                 ----------
                                  3,360,770
                                 ----------

Mortgage note payable             2,600,000
Other liabilities                   134,029
                                 ----------
                                  2,734,029
                                 ----------
Net assets in liquidation        $  626,741
                                 ==========

                        Liquidation Basis

             For the nine months ended September 30,

                                   2005             2004
                                 --------        ---------
Rental income                    $367,765        $ 310,359
Other income                       86,828           82,523
                                 --------        ---------
                                  454,593          392,882
                                 --------        ---------
Mortgage and
 other interest                   123,887           97,438
Operating and
 administrative expenses          361,303          449,584
                                 --------        ---------
                                  485,190          547,022
                                 --------        ---------
Net loss                         $(30,597)       $(154,140)
                                 ========        =========

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

  Due to the fact that damage caused by the hurricanes in 2004 was being repaired in the first and second quarter of 2005, the joint venture did not believe it would be able to repay the loan in May 2005. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture was required to pay an extension fee in the amount of $5,000. Further, as part of the extension, the lender agreed to release the unencumbered liquid asset requirement of the mortgage loan. All other terms and conditions remain the same.

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

   In September 2005, the Sabal Palm joint venture entered into a contract to sell the Sabal Palm shopping center to an unaffiliated third party. The contract calls for a due diligence investigation period of 45 days with closing to follow 45 days thereafter. The due diligence period has expired and the property has been approved by the purchaser. The joint venture expects to complete the sale in the fourth quarter of 2005. However, there can be no assurance that this purchaser will complete the transaction.






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

   In the fourth quarter of 2004, the Partnership commenced the process of refinancing the existing debt. Subsequent to December 31, 2004, the Partnership received a proposal from a potential lender to refinance the existing debt as well as provide for the funding of additional improvement dollars for Raleigh Springs. This lender did not approve the proposal as originally submitted. In the second quarter of 2005, the Partnership executed a letter of intent with a national lender to refinance the existing debt and to provide for additional tenant improvements. The proposed loan requires payments of interest only and has a twenty four month maturity. The lender is currently completing its documentation for the loan and the Partnership anticipates the refinancing to be completed in the fourth quarter of 2005; however, there can be no assurance the Partnership will be successful in completing the refinancing.

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

   In September 2005, the Sabal Palm joint venture entered into a contract to sell the Sabal Palm shopping center to an unaffiliated third party. The contract calls for a due diligence investigation period of 45 days with closing to follow 45 days thereafter. The due diligence period has expired and the property has been approved by the purchaser. The joint venture expects to complete the sale in the fourth quarter of 2005. However, there can be no assurance that this purchaser will complete the transaction.

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

Results of Operations - Nine months ended September 30, 2005  and
2004 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net loss of $183,000 for the period ended September 30, 2005 as compared to net income of $357,000 for the same period in 2004. The $540,000 decrease in net income is primarily a result of a decrease in lease termination fees of $1,400,000 partially offset by an increase in rental income of $123,000 and decreases in general and administrative expense of $626,000 and management fees of $78,000. The Partnership's share of Sabal Palm's net loss decreased $58,000.

  Total income for the period ended September 30, 2005 was $662,000 as compared to $1,943,000 for the same period in 2004.
The $1,281,000 decrease in total income was primarily a result of a $1,400,000 decrease in lease termination fees.

  Total expenses for the period ended September 30, 2005 were $831,000 as compared to $1,514,000 for the same period in 2004. The $683,000 decrease in total expense was primarily due to a decrease in general and administration expense of $626,000 and a decrease of $78,000 in management fee expense. General and administrative expense decreased as a result of the completions of the buildout of several of the previously vacant tenant spaces. Management fees decreased primarily as a result of expenses associated with the 2004 lease termination payment.


Results of Operations - Three months ended September 30, 2005 and
2004 (Liquidation Basis)

  The Partnership generated net income of $2,000 for the period ended September 30, 2005 as compared to net income of $432,000 for the same period in 2004. The $430,000 decrease in net income is primarily a result of a decrease in total income of $1,334,000, partially offset by decreases in general and administrative expenses of $787,000 and management fees of $84,000. The Partnership's share of Sabal Palm's net income increased $63,000.

  Total income for the period ended September 30, 2005 was $227,000 as compared to $1,560,000 for the same period in 2004. The $1,333,000 decrease in total income was primarily a result of a $1,400,000 decrease in lease termination fees. Rental income increased $66,000 primarily due to the increased occupancy at Raleigh.

  Total expenses for the period ended September 30, 2005 were $246,000 as compared to $1,087,000 for the same period in 2004. The $840,000 decrease in total expense was primarily due to decreases in general and administration expense of $787,000 and management fees of $84,000. General and administration expense decreased primarily as a result of expenses associated with the completion of several of the previously vacant spaces in 2004. Management fees decreased primarily as a result of expenses associated with the 2004 lease termination payment.


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

                              DATE: November 15, 2005


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: November 15, 2005



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

                              DATE: November 15, 2005




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



                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: November 15, 2005


                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                              DATE:     November 15, 2005


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE:     November 15, 2005