Form 10KSB
period 2005-12-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2006-03-29
CIK 736908

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB

[X]   Annual  Report  Under  Section 13 or 15(d)  of  the  Securities
      Exchange Act of 1934

      For the fiscal year ended   December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on
                                             which registered
           None                                    None

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

Check  if there is no disclosure of delinquent filers in response  to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Indicate by check mark whether the registrant is a shell company  (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No  X  .

State issuer's revenues for its most recent fiscal year $878,263.

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


                  BRAUVIN REAL ESTATE FUND L.P. 4
                   2005 FORM 10-KSB ANNUAL REPORT
                               INDEX
                               PART I
                                                             Page
Item 1.   Description of Business                            3

Item 2.   Description of Properties                          6

Item 3.   Legal Proceedings                                 13

Item 4.   Submission of Matters to a Vote of
          Security Holders                                  13

                              PART II
Item 5.   Market for the Issuer's Limited Partnership Interests,
          Related Security Holder Matters and Small
          Business Issuer Purchases of Equity Securities    14

Item 6.   Management's Discussion and Analysis or Plan of
          Operation                                         14

Item 7.   Consolidated Financial Statements
          and Supplementary Data                            23

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure               23

Item 8a.  Controls and Procedures                           24

Item 8b.  Other Information                                 24

                              PART III
Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act                               25

Item 10.  Executive Compensation                            27

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                    27

Item 12.  Certain Relationships and Related Transactions    28

Item 13.  Exhibits                                          29

Item 14.  Principal Accountant Fees and Services.           30

Signatures                                                  31
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

  Properties acquired by the Partnership either directly or indirectly through joint ventures were: (a) Fortune Professional Building (which was sold February 2003); (b) Raleigh Springs Marketplace; (c) Strawberry Fields Shopping Center (which was sold in July 2001); and (d) Sabal Palm Shopping Center (which was sold in December 2005).

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

Market Conditions/Competition

   The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to those owned by the Partnership. Competition exists in such areas as attracting and retaining creditworthy tenants, financing capital improvements and selling properties. Many of the factors affecting the ability of the Partnership to compete are beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the economy in which a property is located, population shifts, reduced availability and increased cost of financing, changes in zoning laws or changes in patterns of the needs of users. The marketability of the last remaining property may also be affected by prevailing interest rates and existing tax laws. The Partnership has retained ownership of its properties for periods longer than anticipated at acquisition.

   Market conditions had weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Average rental rates for non-anchor tenants, expressed per square foot per year, have increased at the Memphis, Tennessee, Raleigh Springs property from approximately $12.00 per square foot in 1993 to approximately $12.10 per square foot in 2005.

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


Item 2.   Description of Properties.

   The   following   is  a  summary  of  the  real   estate   and
improvements owned by the Partnership at January 1, 2004 and subsequent transactions related thereto. For the purpose of the information disclosed in this section, the following terms are defined as follows:


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

(a) Raleigh Springs Marketplace ("Raleigh Springs")

   On June 26, 1985, the Partnership acquired Raleigh Springs, an approximately 114,000 square foot community shopping center located in Memphis, Tennessee. Raleigh Springs was constructed in two phases. Phase I was completed during 1984 and Phase II was completed in 1985. Raleigh Springs was 66% occupied at December 31, 2005. The national anchor tenants are AJ Wright, Sav A Lot and the Veterans Administration.

   The Partnership purchased Raleigh Springs for $7,486,800, consisting of $2,300,000 in cash at closing (plus or minus prorations) and the assumption of an existing first mortgage loan on Phase I of $5,186,800.

   In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. Since November 1992 and through September 1999, principal and interest payments were based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments. The Partnership negotiated an extension of the terms of the mortgage on August 26, 1999 and August 30, 2000. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan, continued to bear interest at 10% per annum, required monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal was to be due on April 1, 2007. Based on the lenders approval of the termination of the Toys "R" US lease (see below), the loan was to require additional lump sum principal payments of $34,000 on December 31, 2005 and 2006. In the fourth quarter of 2004, the Partnership commenced the process of refinancing this debt.

   In the second quarter of 2005, the Partnership executed a letter of intent with a national lender to refinance the existing debt and to provide for additional tenant improvements.

   On November 17, 2005, the Partnership paid off the Modified Loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and has a twelve-month maturity. In addition, the Partnership has the ability to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000). Interest is payable based on the LIBOR rate plus 2.25%. On December 31, 2005 the total interest rate was approximately 6.62%. The Partnership was also required to purchase a interest rate cap at a cost of $2,500, which caps the LIBOR rate at 6.45% for a one year period.

   The First Mortgage also required the establishment of a $300,000 escrow that can be used for the payment of tenant improvements and leasing commissions.

   The First Mortgage lender also required the Partnership to create a special purpose entity, Brauvin Raleigh LLC, which is fully owned by the Partnership. The Partnership transferred its ownership interest in the Raleigh Springs Marketplace to the special purpose entity. The Partnership was also required to enter into a limited guaranty agreement. Primarily, under the terms of the guaranty agreement the Partnership will not be personally liable unless the Partnership or Brauvin Raleigh LLC commit fraud by misapplication or misappropriation of cash receipts.

   The outstanding mortgage balance encumbered by the property was $4,400,000 at December 31, 2005.

   The economic occupancy rate and average annual base rent per square foot at December 31, 2005 and 2004 were as follows:

                                2005       2004
  Occupancy Rate                66%        74%
  Average Annual Base
   Rent Per Square Foot        $9.12      $6.47


  Raleigh  Springs has two tenants (AJ Wright and Sav A Lot)which
occupy  ten percent or more of the rentable square footage.   The
following is a summary of the tenant rent roll at December 31, 2005:

                     Annual  Lease
           Square     Base Expiration   Renewal    Nature of
Tenant       Feet      Rent    Date      Options     Business
AJ Wright   25,000  $187,500 11/2014   10/5 yrs ea.Retail store
Sav A Lot   13,400    66,330 12/2008      3/5yr      Grocery
Others      37,417   479,051 Various     Various
Vacant      38,453        --
          114,270  $732,881

  In the fourth quarter of 2001, the Partnership leased 13,400 square feet of space to Sav A Lot, a national grocery chain. In the third quarter of 2004, Sav A Lot exercised its first option and extended the lease maturity through 2008. In the first quarter of 2004, the Partnership reached an agreement in principle with AJ Wright, a national clothing retailer to take approximately 25,000 square feet of part of the space then leased to Toys "R" Us. The Partnership negotiated a lease with the tenant, that required substantial reconfiguration to the existing space and tenant improvements. This lease was subject to a successful termination and buyout of the existing Toys "R" Us lease. The Partnership reached an agreement with Toys "R" Us for the termination and a substantial buyout payment of Toys "R" Us to the Partnership (such payment in the amount of $1,400,000 having been received in September 2004). The Partnership anticipates the payment will cover all of the conversion and tenant build out costs required by the new tenant. The buyout of the lease was subject to the approval of the property's lender and the lender agreed to the transaction. In addition in 2004, the Partnership leased approximately 10,000 square feet to the Veterans Administration (the "VA"). The VA lease also required a significant build out. The Partnership has incurred the cost of the build out and funded the expense through a portion of the Toys "R" Us lease buyout. In addition, the VA will make additional lease payments to the Partnership in an amount that will amortize the cost of the improvements over a five-year period. AJ Wright and the VA took occupancy in the fourth quarter of 2004.

   In the first quarter of 2006, the Partnership received an expression of interest in leasing the remaining space that was the former Toys "R" Us. The potential tenant is requiring significant improvements be made to the space prior to its occupancy. The Partnership intends to pay for these improvements through the use of the escrow funds held by the First Mortgage lender. However, there can be no assurance that this potential tenant will ultimately sign a lease for this space.

   The Partnership anticipates it will be making a number of cosmetic repairs and improvements to Raleigh Springs to improve its marketability for sale. These improvements will include painting and repair of the sign band as well as minor parking lot repairs.


(b) Sabal Palm Square ("Sabal Palm")

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

   Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985. As of December 2005, Sabal Palm's anchor tenants were Sav A Lot, Family Dollar and Goodwill. The Goodwill space was originally leased to Walgreens, which sublet its space until the end of its lease term in April 2005 (as detailed below). Sabal Palm has several outparcels, which are not owned by the
Partnership, but which added to the center's appearance and customer activity.

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

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. However, the property was damaged by two of the hurricanes that struck the Palm Bay area in the third quarter of 2004, which delayed the sale of the property until December 2005 (as discussed below).

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

  The AmSouth loan bore interest at LIBOR plus 2.85% and was payable interest only monthly until maturity (May 3, 2005, extended to February 3, 2006) at which time all unpaid interest and principal was to be due. The loan was secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager agreed to subordinate payment of the management fee to the payment of the loan obligations.

  Additionally, the lender required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 5 to maintain a minimum combined tangible net worth of not less than $1,000,000.

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender had a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. In the second quarter of 2004, pursuant to the existing loan agreement, the lender requested repayment of principal in the amount of $250,000. The lender agreed to allow for this payment to be made from the $1,000,000 on deposit with the lender and further agreed to reduce the liquidity requirement to $500,000. Additionally, the lender agreed to fund from the deposit with the lender certain improvements (up to $245,000) that the joint venture was contemplating making in order to facilitate the sale of the property.

  Due to the fact that damage caused by the hurricanes in 2004 was being repaired in the first and second quarter of 2005, the joint venture did not believe it would be able to repay the loan in May 2005. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the then current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture was required to pay an extension fee in the amount of $5,000. Further, as part of the extension, the lender agreed to release the unencumbered liquid asset requirement of the mortgage loan. All other terms and conditions remained the same.

  On December 7, 2005, the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. Under the terms of the transaction, the joint venture was able to bill and retain the 2005 common area maintenance reimbursements. Accordingly, in late December 2005, the joint venture billed the Sabal Palm tenants approximately $75,000 for its common area reimbursement. The joint venture is making every effort to collect the remaining receivables from the Sabal Palm tenants.

Risks of Ownership

   The possibility exists that the tenants of the Partnership's remaining property may be unable to fulfill their obligations pursuant to the terms of the leases, including making base rent
payments  or  percentage rent payments to the Partnership.   Such
defaults by one or more of the tenants could have an adverse effect on the financial situation of the Partnership.
Furthermore, the Partnership may be unable to replace these tenants due to competition in the market at the time any vacancy occurs. Additionally, there are costs to the Partnership when replacing tenants such as leasing commissions and tenant improvements which could be substantial. Such improvements may require expenditure of Partnership funds otherwise available for distribution.

Item 3.  Legal Proceedings.

   None.

Item 4.  Submission of Matters to a Vote  of
         Security Holders.

   None.


                             PART II

Item 5.Market  for  the  Issuer's Limited  Partnership  Interest,
       Related Security Holder Matters and Small Business  Issuer
       Purchases of Equity Securities.

   At December 31, 2005, there were approximately 572 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant   to   the   terms  of  the  Agreement,   there   are
restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There  were no cash distributions to Limited Partners in  2005 and 2004.

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



Liquidity and Capital Resources

   The  Partnership  intends to satisfy its short-term  liquidity
needs  through  cash flow from its remaining property.   Mortgage
notes payable are expected to be satisfied through a property sale.

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

   Once the occupancy of Raleigh Springs Marketplace has been stabilized, the Partnership intends to sell this property under a closed bid process which will include identification of target buyers with proven financing ability and performance of certain evaluations of the properties, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit.

Property Status

   Raleigh Springs Marketplace

  In the fourth quarter of 2001, the Partnership leased 13,400 square feet of space to Sav A Lot, a national grocery chain. In the third quarter of 2004, Sav A Lot exercised its first option and extended the lease maturity through 2008. In the first quarter of 2004, the Partnership reached an agreement in principle with AJ Wright, a national clothing retailer to take approximately 25,000 square feet of part of the space then leased to Toys "R" Us. The Partnership negotiated a lease with the tenant, that required substantial reconfiguration to the existing space and tenant improvements. This lease was subject to a successful termination and buyout of the existing Toys "R" Us lease. The Partnership reached an agreement with Toys "R" Us for the termination and a substantial buyout payment of Toys "R" Us to the Partnership (such payment in the amount of $1,400,000 having been received in September 2004). The Partnership anticipates the payment will cover all of the conversion and tenant build out costs required by the new tenant. The buyout of the lease was subject to the approval of the property's lender and the lender agreed to the transaction. In addition in 2004, the Partnership leased approximately 10,000 square feet to the Veterans Administration (the "VA"). The VA lease also required a significant build out. The Partnership has incurred the cost of the build out and funded the expense through a portion of the Toys "R" Us lease buyout. In addition, the VA will make additional lease payments to the Partnership in an amount that will amortize the cost of the improvements over a five-year period. AJ Wright and the VA took occupancy in the fourth quarter of 2004.

   In the first quarter of 2006, the Partnership received an expression of interest in leasing the remaining space that was the former Toys "R" Us (approximately 11,000 square feet). The potential tenant is requiring significant improvements be made to the space prior to their occupancy. The Partnership intends to pay for these improvements through the use of the escrow funds held by the First Mortgage lender (as detailed below). However, there can be no assurance that this potential tenant will ultimately sign a lease for this space.

  The Partnership anticipates it will be making a number of cosmetic repairs and improvements to the center to improve its marketability for sale. These improvements will include painting and repair of the sign band as well as minor parking lot repairs.

   In the second quarter of 2005, the Partnership executed a letter of intent with a national lender to refinance the existing debt and to provide for additional tenant improvements.

   On November 17, 2005, the Partnership paid off the Modified Loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and has a twelve-month maturity. In addition, the Partnership has the ability to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000). Interest is payable based on the LIBOR rate plus 2.25%. On December 31, 2005 the total interest rate was approximately 6.62%. The Partnership was also required to purchase a interest rate cap at a cost of $2,500, which caps the LIBOR rate at 6.45% for a one year period.

   The First Mortgage also required the establishment of a $300,000 escrow that can be used for the payment of tenant improvements and leasing commissions.

   The First Mortgage lender also required the Partnership to create a special purpose entity, Brauvin Raleigh LLC, which is fully owned by the Partnership. The Partnership transferred its ownership interest in the Raleigh Springs Marketplace to the special purpose entity. The Partnership was also required to enter into a limited guaranty agreement. Primarily, under the terms of the guaranty agreement the Partnership will not be personally liable unless the Partnership or Brauvin Raleigh LLC commit fraud by misapplication or misappropriation of cash receipts.


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


     Sabal Palm is a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985. As of December 2005, Sabal Palm's anchor tenants were Sav A Lot, Family Dollar and Goodwill. The Goodwill space was originally leased to Walgreens, which sublet its space until the end of its lease term in April 2005 (as detailed below). Sabal Palm has several outparcels, which are not owned by the
Partnership, but which added to the center's appearance and customer activity.

   On August 7, 2000, Sabal Palm was given notice that Walgreens will vacate the space prior to its lease termination of April 30, 2005. Walgreens moved out, however, it remained liable for rental payments under its lease with Sabal Palm. The joint venture and Walgreens reached an agreement with a subtenant for the occupancy of this space through the initial term ending in April 2005. Subsequently, the joint venture entered into a new direct lease with the replacement tenant for this space through June 30, 2007.

   In the second quarter of 1998, Winn-Dixie vacated its space at the center (which was approximately 42,000 square feet). Winn-Dixie failed to timely pay its rental obligation for November and December 2001 and January through March 2002.

   Due to non-payment of Winn-Dixie's rental obligations, the joint venture did not make its mortgage payments for Sabal Palm in November and December 2001 and January through March 2002 thus resulting in a default on its loan. In April 2002, the joint venture and the lender agreed to a twelve-month extension of the existing mortgage loan. The loan extension was subject to the lease termination of Winn-Dixie and Winn-Dixie's payment of a $300,000 termination fee and payment of all past due amounts thus curing the default. As a requirement of the extension, the joint venture and the lender agreed to use the proceeds from the termination to redemize the former Winn-Dixie space into three spaces as well as certain other improvements to the center. The joint venture signed a lease with Sav A Lot, a national grocery chain, for 14,350 square feet (one of the demized spaces). Sav A Lot took occupancy of its space in October, 2002. In addition, in the first quarter of 2004 the joint venture executed a lease with Family Dollar (a national discount retailer) to lease approximately 10,675 square feet (another one of the demized spaces). Family Dollar has taken occupancy in the center. Separately, the Partnership has made a number of cosmetic improvements to the center in preparation for its sale. However, the property was damaged by two of the hurricanes that struck the Palm Bay area in the third quarter of 2004, which delayed the sale of the property until December 2005 (as discussed below).

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

  The AmSouth loan bore interest at LIBOR plus 2.85% and was payable interest only monthly until maturity (May 3, 2005, extended to February 3, 2006) at which time all unpaid interest and principal was to be due. The loan was secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager agreed to subordinate payment of the management fee to the payment of the loan obligations.

  Additionally, the lender required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 5 to maintain a minimum combined tangible net worth of not less than $1,000,000.

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender had a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. In the second quarter of 2004, pursuant to the existing loan agreement, the lender requested repayment of principal in the amount of $250,000. The lender agreed to allow for this payment to be made from the $1,000,000 on deposit with the lender and further agreed to reduce the liquidity requirement to $500,000. Additionally, the lender agreed to fund from the deposit with the lender certain improvements (up to $245,000) that the joint venture was contemplating making in order to facilitate the sale of the property.

  Due to the fact that damage caused by the hurricanes in 2004 was being repaired in the first and second quarter of 2005, the joint venture did not believe it would be able to repay the loan in May 2005. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine-month extension of the then current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender agreed would be paid from the cash deposit held by the lender. Additionally, the joint venture was required to pay an extension fee in the amount of $5,000. Further, as part of the extension, the lender agreed to release the unencumbered liquid asset requirement of the mortgage loan. All other terms and conditions remained the same.

  On December 7, 2005, the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. Under the terms of the transaction, the joint venture was able to bill and retain the 2005 common area maintenance reimbursements. Accordingly, in late December 2005, the joint venture billed the Sabal Palm tenants approximately $75,000 for its common area reimbursement. The joint venture is making every effort to collect the remaining receivables from the Sabal Palm tenants.


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

Results  of Operations for the years ended December 31, 2005  and
2004


   The Partnership generated a net income of $269,000 for the year ended December 31, 2005 as compared to a net loss of $56,000 for the same period in 2004. The $325,000 increase in net income is the result of a decrease in total expenses of $951,000 and a decrease in total income of $1,250,000 and an increase in equity interest in Sabal Palm's net income of $623,000.

   Total income for the year ended December 31, 2005 was $878,000 as compared to $2,128,000 for the same period in 2004. This decrease in total income was primarily a result of a decrease in lease termination fees of $1,400,000 and a $35,000 decrease in other income. Partially offsetting these decreases in income was an increase of $186,000 in rental income associated with higher a higher occupancy level in 2005.

   Total expenses for the year ended December 31, 2005 were $1,180,000 as compared to $2,131,000 for the same period in 2004. The $951,000 decrease in total expense was primarily a result of a $1,011,000 decrease in general and administrative expense and a $76,000 decrease in management fees. Partially offsetting these decreases in expenses was a $125,000 increase in interest expense, and a $7,000 increase in repairs and maintenance expense. General and administrative expenses decreased as a result of the completions of the build out of several of the previously vacant spaces at Raleigh Springs Marketplace. Management fees decreased primarily as a result of expenses associated with the 2004 lease termination payment. Interest expense increased as a result of expensing loan costs associated with the Raleigh refinancing in 2005.


Results  of Operations for the years ended December 31, 2004  and
2003

   The Partnership generated a net loss of $56,000 for the year ended December 31, 2004 as compared to a net income of $55,000 for the same period in 2003. The $111,000 decrease in net income is the result of an increase in total expenses of $1,370,000 offset by an increase in total income of $1,316,000 and a increase in equity interest in Sabal Palm's net loss of $43,000. Also affecting net income in 2004 was the decrease in gain on the sale of property in the amount of $14,000.



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


Item 7.  Consolidated Financial Statements and Supplementary Data

  See Index to Consolidated Financial Statements on Page F-1 of this Form 10-KSB for financial statements where applicable.

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

Item 8b.  Other Information

  In late February 2006, the Internal Revenue Service informed the Partnership that it was being assessed penalties in the amount of $181,900 for late filing and failure to electronically file its 2004 partnership tax return. The Partnership out-sourced these activities to a third party vendor. This vendor had successfully completed the Partnership's 2003 tax filings and, prior to the notice from the Internal Revenue Service, the Partnership believed that the vendor had also successfully filed its 2004 tax returns. The Partnership has appealed these penalties. The Partnership believes its appeal will be granted and the penalties ultimately waived or reduced, however, the Partnership has not received any further correspondence from the Internal Revenue Service.



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

  Mr. Jerome J. Brault     Chairman of the Board of Directors,
                           Director, Chief Executive
                           Officer and President

  Mr. James L. Brault      Vice President and Secretary

  Mr. Thomas E. Murphy     Treasurer and
                           Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 72) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. and Brauvin Net Capital Manager, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of two other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 45) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of two other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Capital Trust, L.L.C., BA/Brauvin L.L.C. and Brauvin Net Capital, L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR.  THOMAS  E.  MURPHY  (age 39) is the  treasurer  and  chief financial  officer  of the Corporate General  Partner  and  other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of two other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the
treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois CPA Society.


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

  The   General   Partners   received  an   allocation   of   the
Partnership's net income or loss for 2005 and 2004.

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

  (c) An annual report for the fiscal year 2005 will be sent to the Limited Partners subsequent to this filing.


Item 14.  Principal Accountant Fees and Services

  Altschuler, Melvoin and Glasser LLP("AMG") has been engaged by the General Partners as the Partnership's independent auditor for the years 2005, 2004 and 2003. AMG has audited the Partnership's financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. AMG has not performed any other services for the Partnership.

  The aggregate fees billed for each of the last two years professional services rendered by AMG for the audit of the Partnership's annual financial statements and reviews included in Form 10-KSB aggregated $28,800 during 2005 and $28,500 during 2004.

  AMG had a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leased staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. As a result of this arrangement, AMG had no full time employees and, therefore, none of the audit services performed were provided by permanent, full-time employees of AMG. Effective October 1, 2005, TBS was acquired by RSM McGladrey, Inc. ("RSM") and AMG's relationship with TBS has been replaced with a similar relationship with RSM. AMG manages and supervises the audit engagement and the audit staff and is exclusively responsible for the opinion rendered in connection with its audit. Tax compliance services were provided by TBS for which fees billed amounted to $3,975 and $7,500 as of December 31, 2005 and 2004, respectively. Tax compliance services for 2005 will be provided by RSM.

  No other services have been provided by TBS or RSM.

  In accordance with policies of the board of directors of the Corporate General Partner, all services provided by AMG, TBS and RSM are required to be and have been pre-approved.



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




                              Dated: March 29, 2006




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

                    DATE: March 29, 2006




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



              BY:  Brauvin Ventures, Inc.
                   Corporate General Partner of
                   Brauvin Real Estate Fund L.P. 4


                BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: March 29, 2006





                           Exhibit 99
                    SECTION 906 CERTIFICATION

The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  March 29, 2006



                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  March 29, 2006





             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page

Report of Independent Registered Public Accounting Firm   F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2005                                   F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2005  (Liquidation Basis)                    F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2004  (Liquidation Basis)                    F-5

Consolidated Statements of Operations for the years ended
December 31, 2005 and 2004 (Liquidation Basis)            F-6

Notes to Consolidated Financial Statements                F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 4 and subsidiary as of December 31, 2005, and for the years ended December 31, 2005 and 2004 as listed in the index to consolidated financial statements. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated net assets in liquidation of Brauvin Real Estate Fund L.P. 4 and subsidiary at December 31, 2005, and the changes in their net assets in liquidation and the results of their operations for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.


/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 8, 2006



                  BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
              DECEMBER 31, 2005 (LIQUIDATION BASIS)


ASSETS

Real estate held for sale                     $6,026,500
Investment in Sabal Palm
  Joint Venture (Note 7)                         102,050
Cash and cash equivalents                        729,416
Tenant receivables                                14,920
Escrow deposits                                  391,476
Other assets                                      20,357
                                             -----------
  Total Assets                                 7,284,719
                                             -----------

LIABILITIES
Mortgage note payable (Note 4)                 4,400,000
Accounts payable and accrued expenses            169,068
Deferred gain (Note 2)                           464,312
Reserve for estimated costs during
  the period of liquidation (Note 2)             138,075
Tenant security deposits                          15,813
Due to affiliates                                  4,549
                                             -----------
  Total Liabilities                            5,191,817
                                             -----------

Net Assets in Liquidation                    $ 2,092,902
                                             ===========










         See notes to consolidated financial statements.






                  BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              FOR THE YEAR ENDED DECEMBER 31, 2005
                       (LIQUIDATION BASIS)


Net assets in liquidation at January 1, 2005  $1,824,095

Income from continuing operations                268,807
                                              ----------
Net assets in liquidation at
  December 31, 2005                           $2,092,902
                                              ==========

























         See notes to consolidated financial statements.




                  BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)



 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              FOR THE YEAR ENDED DECEMBER 31, 2004
                       (LIQUIDATION BASIS)



Net assets in liquidation at
  January 1, 2004                            $1,880,062

Loss from continuing operations                 (55,967)
                                             ----------

Net assets in liquidation at
  December 31, 2004                          $1,824,095
                                             ==========









         See notes to consolidated financial statements.




                  BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)



              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                       (LIQUIDATION BASIS)

                             2005           2004
                           ---------     ---------
INCOME
Rental                     $  732,881    $  546,709
Interest                        1,748         3,041
Lease termination fee              --     1,400,000
Other, primarily tenant
  expense reimbursements      143,634       178,409
                           ----------    ----------
  Total income                878,263     2,128,159
                           ----------    ----------

EXPENSES
Interest                      539,896       414,745
Real estate taxes             122,963       123,535
Repairs and maintenance        26,478        19,785
Management fees (Note 5)       51,431       127,182
Other property operating       47,381        43,666
General and administrative    391,635     1,402,393
                           ----------    ----------
  Total expenses            1,179,784     2,131,306
                           ----------    ----------
Loss before
  equity interest            (301,521)       (3,147)

  Equity interest in Sabal
  Palm Joint Venture's
  net income(loss)            570,328       (52,820)
                           ----------    ----------

Net income (loss)          $  268,807    $ (55,967)
                           ==========    =========

Net income(loss) allocated
  to the General Partners  $    2,688    $    (560)
                           ==========    =========

Net income(loss) allocated
  to the Limited Partners  $  266,119    $  (55,407)
                           ==========    ==========

Net income (loss) per
  Limited Partnership
  Interest (9,550 units
  outstanding)             $    27.87    $    (5.80)
                           ==========    ==========

           See notes to consolidated financial statements




                 BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 2005 and 2004

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

   Properties acquired by the Partnership either directly or indirectly through affiliated joint ventures were: (a) Fortune Professional Building (which was sold February 2003); (b) Raleigh Springs Marketplace; (c) Strawberry Fields Shopping Center (which was sold in July 2001 and terminated in 2002) and (d) Sabal Palm Shopping Center (which was sold in December 2005).

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of December 31, 2005.

   Accounting Method

   The accompanying financial statements have been prepared using the accrual method of accounting.

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $49,579 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

   Federal Income Taxes

   Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for Federal income taxes in the financial statements.

   Principles of Consolidation

   The Partnership has one affiliate, Brauvin Raleigh, L.L.C. which is owned 100% by the Partnership. The accounts of the Partnership have been consolidated with its wholly owned subsidiary in the accompanying financial statements. All significant intercompany balances and transactions have been eliminated upon consolidation.

   Investment in Joint Venture Partnership

   The Partnership owns a 47% equity interest in Sabal Palm Joint Venture (see Note 7). Sabal Palm is reported as an investment in an affiliated joint venture. The accompanying consolidated financial statements include the investment in Sabal Palm Joint Venture at estimated net realizable value using the equity method of accounting.

   On December 7, 2005 the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925.

   Investment in Real Estate

   Prior to the preparation of the financial statements on the liquidation basis of accounting, the operating properties acquired by the Partnership were stated at cost including acquisition costs, leasing commissions, tenant improvements and net of impairment. Depreciation and amortization expense were computed on a straight-line basis over approximately 31.5 years and the term of the applicable leases, respectively. The Partnership's remaining property is subject to a lien under a first mortgage (see Note 4).

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

   The fair value estimates presented herein are based on information available to management as of December 31, 2005, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, which approximates fair value at December 31, 2005, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

   Derivatives and Hedging Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the balance sheet and be measured at fair value. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001

   Variable Interest Entities

     In January 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of certain variable interest entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation was revised in December 2003 and for calendar year end entities, is effective as of December 31, 2003. The Partnership does not own any "special purpose entities" (as defined). The adoption of FIN 46 has not had a significant impact on the Partnership's financial statements.

   Liabilities and Equity Characteristics

   In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with the Characteristics of both Liabilities and Equity" ("SFAS 150"), which is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective beginning July 1, 2003. SFAS 150 establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 has not had a significant impact on the Partnership's financial statements.

   Recent Accounting Pronouncements

   During 2005, FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") which is effective for the Partnership's year ended December 31, 2005. FIN 47 is an interpretation of FASB Statement No. 143 "Asset Retirement Obligations. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of FIN 47 did not have a material effect on the Partnership's consolidated financial statements.

   SFAS  No.  153, "Exchanges of Nonmonetary Assets-an  amendment of APB Opinion 29" issued by FASB in December 2004, generally requires exchanges of productive assets to be accounted for at fair value rather than carryover basis unless the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not anticipated to have a material impact on the Partnership's financial position or results of operations.

   In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections" was issued by FASB. SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement requires voluntary changes in accounting policies to be accounted for retrospectively with prior periods to be restated as if the newly adopted policy had always been used. The provisions of SFAS No. 154 could have an impact on prior year
financial   statements  if  the  Partnership  has  a  change   in
accounting policy.

   In June 2005, FASB ratified its consensus in EITF Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-
05). Issue 04-05 is effective for all new or modified partnerships after June 29, 2005 and for all new partnerships after December 31, 2005. The adoption of Issue 04-05 did not have an impact on the Partnership's financial statements.


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

   At   December   31,   2005,   the  Preferential   Distribution
Deficiency equaled $18,276,315.

   (4) MORTGAGE NOTE PAYABLE

   Mortgage  note  payable at December 31, 2005 consists  of  the following:
                                    Interest        Date
                        Balance        Rate         Due
Raleigh Springs
  Marketplace          $ 4,400,000  LIBOR+2.25%    12/06


   Raleigh Springs Marketplace serves as collateral under the respective nonrecourse debt obligation.

   On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan, which continued to bear interest at 10% per annum, required monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007.

   On November 17, 2005, the Partnership paid off the prior loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and has a twelve-month maturity. In addition, the Partnership has the ability to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000). Interest is payable based on the LIBOR rate plus 2.25%. On December 31, 2005 the interest rate was approximately 6.62%.

   The Partnership was also required to purchase an interest rate cap agreement with a maturity of December 15, 2006 in order to fix the underlying base rates of the mortgage (LIBOR) at
6.45%. The notational amount of the interest rate cap is identical to the notational amount of the mortgage loan. The total cost related to the cap was $2,500.

   The First Mortgage also required the establishment of a $300,000 escrow that can be used for the payment of tenant improvements and leasing commissions.

   The First Mortgage lender also required the Partnership to create a special purpose entity, Brauvin Raleigh LLC, which is fully owned by the Partnership. The Partnership transferred its ownership interest in the Raleigh Springs Marketplace to the special purpose entity. The Partnership was also required to enter into a limited guaranty agreement. Primarily, under the terms of the guaranty agreement the Partnership will not be personally liable unless the Partnership or Brauvin Raleigh LLC commit fraud by misapplication or misappropriation of cash receipts.


(5)  TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners or their affiliates for the years ended December 31, 2005 and 2004 were as follows:

                                  2005           2004
                                --------       --------
Management fees                 $ 51,431       $127,182
Reimbursable office expenses     108,122         85,822

   As of December 31, 2005, the Partnership had made all payments to affiliates except for $4,549 for management fees.



(6)  OPERATING LEASES

   The   Partnership   is  the  lessor  under   operating   lease
agreements  with  tenants  at  its  remaining  property,  Raleigh
Springs Marketplace. The minimum future rental income to be received on these operating leases is as follows:

Year ending December 31,
        2006            $  600,687
        2007               537,575
        2008               509,033
        2009               418,116
        2010               268,202
        Thereafter         915,754
                        ----------
        Total           $3,249,367
                        ==========

At December 31, 2005, AJ Wright occupied approximately 22% of the gross leaseable square footage of Raleigh Springs Marketplace.

   Collection   of  future  rental  income  under   these   lease
agreements  is  subject  to  the  financial  stability   of   the
underlying tenants.


(7)  EQUITY INVESTMENT

   The  Partnership  owns  a 47% interest  in  Sabal  Palm  Joint
Venture ("Sabal Palm") and accounts for its investment under the equity method.

   The  following  are condensed financial statements  for  Sabal
Palm:

                          Liquidation Basis
                             December 31,
                                 2005


Cash and cash equivalents          $140,542
Other assets                         84,852
                                   --------
                                    225,394
                                   --------

Other liabilities                     4,593
                                   --------
Net assets in liquidation          $220,801
                                   ========

                        Liquidation Basis
                For the years ended December 31,

                                  2005              2004
Rental income                  $  474,057        $ 432,097
Other income                      159,763          128,313
                               ----------        ---------
                                  633,820          560,410
                               ----------        ---------
Mortgage and
 other interest                   156,533          135,397
Operating and
 administrative expenses          453,749          537,395
                               ----------        ---------
                                  610,282          672,792
                               ----------        ---------
Net income (loss) before
  gain on sale of property         23,538         (112,382)

Gain on sale of property        1,189,925               --
                               ----------        ---------
Net income (loss)              $1,213,463        $(112,382)
                               ==========        =========

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

  The AmSouth loan bore interest at LIBOR plus 2.85% and was payable interest only monthly until maturity (May 3, 2005, extended to February 3, 2006) at which time all unpaid interest and principal was to be due. The loan was secured by a first mortgage lien on the property and collateral assignment of rents and leases as well as the management agreement. The partners of the joint venture each guaranteed the repayment of 50% of the joint venture obligations under the loan documents and the manager agreed to subordinate payment of the management fee to the payment of the loan obligations.

  Additionally, the lender required that $1,000,000 in aggregate unencumbered liquid assets be maintained (but not pledged) during the term of the loan as well as requiring the Partnership and BREF 5 to maintain a minimum combined tangible net worth of not less than $1,000,000.

  In January 2004, Sabal Palm was not in compliance with the net operating income requirement established in the loan and as a result the lender had a right to require a repayment of principal from the joint venture in an amount not to exceed $500,000. In the second quarter of 2004, pursuant to the existing loan agreement, the lender requested repayment of principal in the amount of $250,000. The lender agreed to allow for this payment to be made from the $1,000,000 on deposit with the lender and further agreed to reduce the liquidity requirement to $500,000. Additionally, the lender agreed to fund from the deposit with the lender certain improvements (up to $245,000) that the joint venture was contemplating making in order to facilitate the sale of the property.

  Due to the fact that damage caused by the hurricanes in 2004 was being repaired in the first and second quarter of 2005, the joint venture did not believe it would be able to repay the loan in May 2005. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the then current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender has agreed will be paid from the cash deposit held by the lender. Additionally, the joint venture was required to pay an extension fee in the amount of $5,000. Further, as part of the extension, the lender agreed to release the unencumbered liquid asset requirement of the mortgage loan. All other terms and conditions remained the same.

  On December 7, 2005, the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. Under the terms of the transaction, the joint venture was able to bill and retain the 2005 common area maintenance reimbursements. Accordingly, in late December 2005, the joint venture billed the Sabal Palm tenants approximately $75,000 for its common area reimbursement. The joint venture is making every effort to collect the remaining receivables from the Sabal Palm tenants.


(8)  COMMITMENTS AND CONTINGENCIES

  In late February 2006, the Internal Revenue Service informed the Partnership that it was being assessed penalties in the amount of $181,900 for late filing and failure to electronically file its 2004 partnership tax return. The Partnership out-sourced these activities to a third party vendor. This vendor had successfully completed the Partnership's 2003 tax filings and, prior to the notice from the Internal Revenue Service, the Partnership believed that the vendor had also successfully filed its 2004 tax returns. The Partnership has appealed these penalties. The Partnership believes its appeal will be granted and the penalties ultimately waived or reduced and accordingly, no provision has been made in the accompanying financial statements for such penalties, however, the Partnership has not received any further correspondence from the Internal Revenue Service.




                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant






                           Exhibit 21

Name of Subsidiary                  State of Formation

Brauvin Sabal Palm Joint Venture          Florida

Brauvin Raleigh LLC                      Delaware