Form 10QSB
period 2006-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2006-05-18
CIK 736908

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended      March 31, 2006
                               or
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

Indicate by check mark whether the registrant is a shell  company
(as defined by Rule 12b-2 of the Exchange Act).  Yes     No   X.


                              INDEX

                             PART I
                                                           Page

Item 1.   Financial Statements                               3

          Consolidated Statement of Net Assets in Liquidation
          as of March 31, 2006(Liquidation Basis)            4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2006 to
          March 31, 2006 (Liquidation Basis)                 5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2005 to
          March 31, 2005 (Liquidation Basis)                 6

          Consolidated Statements of Operations for the
          three months ended March 31, 2006 and 2005
          (Liquidation Basis)                                7

          Notes to Financial Consolidated Statements         8

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      20

Item 3.   Controls and Procedures                           25

                             PART II

Item 1.   Legal Proceedings                                 26

Item 2.   Changes in Securities                             26

Item 3.   Defaults Upon Senior Securities                   26

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           26

Item 5.   Other Information                                 26

Item 6.   Exhibits, and Reports on Form 8-K                 26

Signatures                                                  27



                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2006 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2006 to March 31, 2006 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to March 31, 2005 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2005 Annual Report on Form 10-KSB.



                   Brauvin Real Estate Fund L.P. 4
                   (a Delaware limited partnership)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2006 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                     $6,026,500
Investment in Sabal
  Joint Venture (Note 6)                          93,113
Cash and cash equivalents                        635,012
Tenant receivables                                43,470
Escrow deposits                                  381,407
Other assets                                      16,245
                                              ----------
  Total Assets                                 7,195,747
                                              ----------

LIABILITIES

Mortgage notes payable (Note 4)                4,400,000
Accounts payable and accrued expenses            127,239
Deferred gain on sale of real estate (Note 2)    464,312
Reserve for estimated costs during
  the period of liquidation                      195,225
Tenant security deposits                          16,190
Due to affiliates                                  2,082
                                              ----------
  Total Liabilities                            5,205,048
                                              ----------

Net Assets in Liquidation                     $1,990,699
                                              ==========







  See accompanying notes to consolidated financial statements.



                   Brauvin Real Estate Fund L.P. 4
                   (a Delaware limited partnership)



 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               FOR
          THE PERIOD JANUARY 1, 2006 TO MARCH 31, 2006
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2006  $2,092,903

Loss from operations                            (102,204)
                                              ----------

Net assets in liquidation at March 31, 2006   $1,990,699
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



                   Brauvin Real Estate Fund L.P. 4
                   (a Delaware limited partnership)



              CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)

                               2006           2005
                             --------       --------
INCOME
Rental                      $ 178,828       $187,242
Interest                        5,588            712
Other, primarily tenant
  expense reimbursements       40,347         37,313
                            ---------       --------
  Total income                224,763        225,267
                            ---------       --------
EXPENSES
Interest                       74,663        100,714
Real estate taxes              31,200         28,940
Repairs and maintenance         5,509          2,750
Management fees (Note 5)       13,918         14,215
Other property operating       11,928          8,365
General and administrative    180,812        177,254
                            ---------       --------
  Total expenses              318,030        332,238
                            ---------       --------
Loss before
  equity interests            (93,267)      (106,971)

Equity interest in Sabal
  Palm Joint Venture's
  net loss                     (8,937)       (42,587)
                            ---------       --------

Net loss                    $(102,204)     $(149,558)
                            =========      =========

Net loss allocated
  to the General Partners   $  (1,022)     $  (1,496)
                            =========      =========
Net loss allocated
  to the Limited Partners   $(101,182)     $(148,062)
                            =========      =========
Net loss per
  Limited Partnership
  Interest (9,550 units
  outstanding)              $  (10.59)     $  (15.50)
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

   Properties acquired by the Partnership either directly or indirectly through affiliated joint ventures were: (a) Fortune Professional Building (which was sold February 2003); (b) Raleigh Springs Marketplace; (c) Strawberry Fields Shopping Center(which was sold in July 2001) and (d) Sabal Palm Shopping Center(which was sold in December 2005).

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of March 31, 2006.

   Accounting Method

   The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $60,836 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   The fair value estimates presented herein are based on information available to management as of March 31, 2006, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, which approximates fair value at March 31, 2006, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

   SFAS  No.  153, "Exchanges of Nonmonetary Assets-an  amendment of APB Opinion 29" issued by FASB in December 2004, generally requires exchanges of productive assets to be accounted for at fair value rather than carryover basis unless the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Partnership's financial position or results of operations.

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

   Additionally,  a  deferred  gain  was  recorded  in  2003,   a
deferred gain will be recognized in income on the completion of the property sale.


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

   At March 31, 2006, the Preferential Distribution Deficiency equaled $18,515,065.

(4)  MORTGAGE NOTES PAYABLE

   Mortgage  notes  payable  at March 31,  2006  consist  of  the following:
                                    Interest     Date
                        Balance        Rate      Due
Raleigh Springs
  Marketplace          $ 4,400,000 LIBOR+ 2.25% 12/06


     Raleigh Springs Marketplace serves as collateral under the respective nonrecourse debt obligation.

     On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs Marketplace mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan, which continued to bear interest at 10% per annum, required monthly installments of principal and interest of $46,839 (based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal on April 1, 2007.

   On November 17, 2005, the Partnership paid off the prior loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and has a twelve-month maturity. In addition, the Partnership has the ability to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000). Interest is payable based on the LIBOR rate plus 2.25%. On March 31, 2006 the interest rate was approximately 7.00%.

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


 (5) TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners or their affiliates for the three months ended March 31, 2006 and 2005 were as follows:

                                 2006             2005
                               -------          -------
Management fees                $13,918          $14,215
Reimbursable office expenses    19,050           19,050

   As of March 31, 2006, the Partnership had made all payments to affiliates except for $2,082 for management fees.

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

   The  following  are condensed financial statements  for  Sabal
Palm:

                        Liquidation Basis
                            March 31,
                              2006


Cash held in pledge account        $165,045
Other assets                         41,133
                                   --------
                                    206,178
                                   --------

Other liabilities                     4,391
                                   --------
                                      4,391
                                   --------
Net assets in liquidation          $201,787
                                   ========

                        Liquidation Basis
              For the three months ended March 31,

                                    2006            2005
                                  -------        ---------
Rental income                     $    --        $ 116,517
Other income                        4,065           37,444
                                  -------        ---------
                                    4,065          153,961
                                  -------        ---------
Mortgage and
 other interest                        --           40,676
Operating and
 administrative expenses           23,079          203,895
                                  -------        ---------

                                   23,079          244,571
                                  -------        ---------
Net loss                         $(19,014)       $ (90,610)
                                 ========        =========


(7)  COMMITMENTS AND CONTINGENCIES

    In late February 2006, the Internal Revenue Service informed the Partnership that it was being assessed penalties in the amount of $181,900 for late filing and failure to electronically file its 2004 partnership tax return. The Partnership out-sourced these activities to a third party vendor. This vendor had successfully completed the Partnership's 2003 tax filings and, prior to the notice from the Internal Revenue Service, the Partnership believed that the vendor had also successfully filed its 2004 tax returns. The Partnership appealed these penalties. The Partnership did not record any provision for this item in 2005 or 2006.

    On May 1, 2006 the Partnership received a notice from the Internal Revenue Service that all the penalties related to the 2004 late filings have been waived.


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

   On November 17, 2005, the Partnership paid off the Modified Loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and has a twelve-month maturity. In addition, the Partnership has the ability to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000). Interest is payable based on the LIBOR rate plus 2.25%. On March 31, 2006 the total interest rate was approximately 7.00%. The Partnership was also required to purchase a interest rate cap at a cost of $2,500, which caps the LIBOR rate at 6.45% for a one year period.

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


Results  of  Operations - Three months ended March 31,  2006  and
2005 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net loss of $102,000 for the period ended March 31, 2006 as compared to a net loss of $150,000 for the same period in 2005. The $47,000 decrease in net loss is primarily a result of a decrease in total income of $1,000 offset by a decrease in total expense of $14,000. The Partnership's share of Sabal Palms net loss decreased $34,000.

  Total  income for the period ended March 31, 2006 was  $225,000 as compared to $225,000 for the same period in 2005.

  Total expenses for the period ended March 31, 2006 were $318,000 as compared to $332,000 for the same period in 2005. The $14,000 decrease in total expense was due to a decrease in interest expense of $26,000 as a result of the November 17, 2005 Raleigh Springs loan refinancing. Partially offsetting the decrease in interest expense was increases in general and administrative, operating, repairs and maintenance, and real estate tax expense.


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

            None.

  ITEM 3.  Defaults Upon Senior Securities.

            None.

  ITEM 4.  Submission of Matters to a Vote of Security
            Holders.

            None.

  ITEM 5.  Other Information.

    In late February 2006, the Internal Revenue Service informed the Partnership that it was being assessed penalties in the amount of $181,900 for late filing and failure to electronically file its 2004 partnership tax return. The Partnership out-sourced these activities to a third party vendor. This vendor had successfully completed the Partnership's 2003 tax filings and, prior to the notice from the Internal Revenue Service, the Partnership believed that the vendor had also successfully filed its 2004 tax returns. The Partnership appealed these penalties. The Partnership did not record any provision for this item in 2005 or 2006.

    On May 1, 2006 the Partnership received a notice from the Internal Revenue Service that all the penalties related to the 2004 late filings have been waived.

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

                              DATE: May 17, 2006


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: May 17, 2006







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

                              DATE: May 17, 2006






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




                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4



                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: May 17, 2006






                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                              DATE:     May 17, 2006


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE:     May 17, 2006