Form 10QSB
period 2006-06-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2006-08-15
CIK 736908

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended      June 30, 2006
                               or
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


                              INDEX
                             PART I
                                                           Page

Item 1.   Financial Statements                               3

          Consolidated Statement of Net Assets in Liquidation
          as of June 30, 2006(Liquidation Basis)             4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2006 to
          June 30, 2006 (Liquidation Basis)                  5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2005 to
          June 30, 2005 (Liquidation Basis)                  6

          Consolidated Statements of Operations for the
          six months ended June 30, 2006 and 2005
          (Liquidation Basis)                                7

          Consolidated Statements of Operations for the
          three months ended June 30, 2006 and 2005
          (Liquidation Basis)                                8

          Notes to Financial Consolidated Statements         9

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      20

Item 3.   Controls and Procedures                           25

                             PART II

Item 1.   Legal Proceedings                                 26

Item 2.   Changes in Securities                             26

Item 3.   Defaults Upon Senior Securities                   26

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           26

Item 5.   Other Information                                 26

Item 6.   Exhibits, and Reports on Form 8-K                 26

Signatures                                                  27


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of June 30, 2006 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2006 to June 30, 2006 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to June 30, 2005 (Liquidation Basis), Consolidated Statements of Operations for the six months ended June 30, 2006 and 2005 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2005 Annual Report on Form 10-KSB.



                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)

    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
                JUNE 30, 2006 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                     $6,026,500
Cash and cash equivalents                        727,547
Tenant receivables                                22,369
Escrow deposits                                  424,988
Other assets                                      12,412
                                              ----------
  Total Assets                                 7,213,816
                                              ----------

LIABILITIES

Mortgage notes payable (Note 4)                4,400,000
Accounts payable and accrued expenses            443,557
Deferred gain on sale of real estate (Note 2)    464,312
Reserve for estimated costs during
  the period of liquidation                      217,875
Tenant security deposits                          13,090
Due to affiliates                                  3,412
                                              ----------
  Total Liabilities                            5,542,246
                                              ----------
Net Assets in Liquidation                     $1,671,570
                                              ==========












  See accompanying notes to consolidated financial statements.



                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               FOR
           THE PERIOD JANUARY 1, 2006 TO JUNE 30, 2006
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2006  $2,092,903

Loss from operations                            (421,333)
                                              ----------
Net assets in liquidation at June 30, 2006    $1,671,570
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



                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)

                               2006           2005
                            ---------      ---------
INCOME
Rental                      $ 358,340      $ 365,117
Interest                       10,257            773
Other, primarily tenant
  expense reimbursements       88,237         69,905
                            ---------      ---------
  Total income                456,834        435,795
                            ---------      ---------

EXPENSES
Interest                      156,112        200,281
Real estate taxes              57,383         59,824
Repairs and maintenance         7,966          6,201
Management fees (Note 5)       26,465         26,031
Other property operating       21,099         22,469
General and administrative    597,817        270,063
                            ---------      ---------
  Total expenses              866,842        584,869
                            ---------      ---------
Loss before
  equity interests           (410,008)      (149,074)

Equity interest in Sabal
  Palm Joint Venture's
  net loss                    (11,325)       (35,686)
                            ---------      ---------

Net loss                    $(421,333)     $(184,760)
                            =========      =========

Net loss allocated
  to the General Partners   $  (4,213)     $  (1,848)
                            =========      =========
Net loss allocated
  to the Limited Partners   $(417,120)     $(182,912)
                            =========      =========
Net loss per
  Limited Partnership
  Interest (9,550 units
  outstanding)              $  (43.68)     $  (19.15)
                            =========      =========

  See accompanying notes to consolidated financial statements.





                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JUNE 30, 2006 and 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)

                               2006           2005
                            ---------       --------
INCOME
Rental                      $ 179,512       $177,875
Interest                        4,669             61
Other, primarily tenant
  expense reimbursements       47,890         32,592
                            ---------       --------
  Total income                232,071        210,528
                            ---------       --------

EXPENSES
Interest                       81,449         99,567
Real estate taxes              26,183         30,884
Repairs and maintenance         2,457          3,451
Management fees (Note 5)       12,547         11,816
Other property operating        9,171         14,104
General and administrative    417,005         92,809
                            ---------       --------
  Total expenses              548,812        252,631
                            ---------       --------
Loss before
  equity interests           (316,741)       (42,103)

Equity interest in Sabal
  Palm Joint Venture's
  net (loss) income            (2,388)         6,901
                            ---------       --------
Net loss                    $(319,129)      $(35,202)
                            =========       ========
Net loss allocated
  to the General Partners   $  (3,191)      $   (352)
                            =========       ========
Net loss allocated
  to the Limited Partners   $(315,938)      $(34,850)
                            =========       ========
Net loss per
  Limited Partnership
  Interest (9,550 units
  outstanding)              $  (33.08)      $  (3.65)
                            =========       ========


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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of June 30, 2006.

   Accounting Method

   The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $20,347 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   Investment in Joint Venture Partnership

   The Partnership owned a 47% equity interest in Sabal Palm Joint Venture (see Note 6). Sabal Palm was reported as an investment in an affiliated joint venture. The accompanying financial statements include the investment in Sabal Palm Joint Venture at estimated net realizable value using the equity method of accounting.

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

   The fair value estimates presented herein are based on information available to management as of June 30, 2006, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, which approximates fair value at June 30, 2006, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

   Recent Accounting Pronouncements

   During 2005, FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") which is effective for the Partnership's year ended December 31, 2005. FIN 47 is an interpretation of FASB Statement No. 143 "Asset Retirement Obligations." Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of FIN 47 did not have a material effect on the Partnership's consolidated financial statements.

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

   In June 2005, FASB ratified its consensus in EITF Issue 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-
05). Issue 04-05 was effective for all new or modified partnerships after June 29, 2005 and for all new partnerships after December 31, 2005. The adoption of Issue 04-05 did not have an impact on the Partnership's financial statements.

(2) ADJUSTMENT TO LIQUIDATION BASIS

   On July 12, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

   Additionally, a deferred gain was recorded in 2003, and a deferred gain will be recognized in income on the completion of the property sale.


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

   At  June  30,  2006, the Preferential Distribution  Deficiency
exceeded   the   potential  liquidity  value  of  the   remaining
Partnerhsip assets.

(4)  MORTGAGE NOTES PAYABLE

   Mortgage  notes  payable  at June  30,  2006  consist  of  the following:
                                    Interest     Date
                        Balance        Rate      Due
Raleigh Springs
  Marketplace          $ 4,400,000 LIBOR+ 2.25% 12/06


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

   On November 17, 2005, the Partnership paid off the prior loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and has a twelve-month maturity. In addition, the Partnership has the ability to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000). Interest is payable based on the LIBOR rate plus 2.25%. On June 30, 2006 the interest rate was approximately 7.45%.

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


 (5) TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners or their affiliates for the six months ended June 30, 2006 and 2005 were as follows:

                                 2006            2005
                               -------          -------
Management fees                $26,465          $26,031
Reimbursable office expenses    41,575           38,100

   As of June 30, 2006, the Partnership had made all payments to affiliates except for $3,412 for management fees.

(6)  EQUITY INVESTMENT

   The  Partnership  owns  a 47% interest  in  Sabal  Palm  Joint
Venture ("Sabal Palm") and accounts for its investment under the equity method.

     On December 7, 2005, the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. Under the terms of the transaction, the joint venture was able to bill and retain the 2005 common area maintenance reimbursements. Accordingly, in late December 2005, the joint venture billed the Sabal Palm tenants approximately $75,000 for its common area reimbursement. The joint venture made every effort to collect the remaining receivables from the Sabal Palm tenants.


   The  following  are condensed financial statements  for  Sabal
Palm:



                        Liquidation Basis
                For the six months ended June 30,

                                    2006            2005
                                  -------        ---------
Rental income                    $    --         $ 238,603
Other income                        4,182           73,754
                                 --------        ---------
                                    4,182          312,357
                                 --------        ---------
Mortgage and
 other interest                        --           81,509
Operating and
 administrative expenses           31,950          306,775
                                 --------        ---------
                                   31,950          388,284
                                 --------        ---------

Net loss                         $(27,768)       $ (75,927)
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

   In the first quarter of 2006, the Partnership received an expression of interest in leasing the remaining space that was the former Toys "R" Us (approximately 11,000 square feet). In the second quarter of 2006 the Partnership and Marty's, LLC (a regional supplier of mens fashion clothing) executed a lease agreement. The tenant is requiring significant improvements be made to the space prior to its occupancy. The Partnership intends to pay for these improvements through the use of the escrow funds held by the First Mortgage lender (as detailed below).

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

   On November 17, 2005, the Partnership paid off the Modified Loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and has a twelve-month maturity. In addition, the Partnership has the ability to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000). Interest is payable based on the LIBOR rate plus 2.25%. On June 30, 2006 the total interest rate was approximately 7.45%. The Partnership was also required to purchase a interest rate cap at a cost of $2,500, which caps the LIBOR rate at 6.45% for a one year period.

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


   Sabal Palm Shopping Center

   On December 7, 2005, the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. Under the terms of the transaction, the joint venture was able to bill and retain the 2005 common area maintenance reimbursements. Accordingly, in late December 2005, the joint venture billed the Sabal Palm tenants approximately $75,000 for its common area reimbursement. The joint venture made every effort to collect the remaining receivables from the Sabal Palm tenants.


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


Results  of Operations - Six months ended June 30, 2006 and  2005
(Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net loss of $421,000 for the period ended June 30, 2006 as compared to a net loss of $185,000 for the same period in 2005. The $236,000 increase in net loss is primarily a result of an increase in general and administrative expenses of $328,000, partially offset by an increase in total income of $21,000. The Partnership's share of Sabal Palms net loss decreased $24,000.

  Total income for the period ended June 30, 2006 was $457,000 as compared to $436,000 for the same period in 2005. . The $21,000 increase in total income was primarily a result of a $18,000 increase in other income and a $9,000 increase in interest income. Other income increased as a result of a reimbursement from one of the tenants for certain improvements completed in the tenants space.


  Total expenses for the period ended June 30, 2006 were $867,000 as compared to $585,000 for the same period in 2005. The $282,000 increase in total expense was due to an increase in general and administrative expense. General and administrative expenses increased as a result of the buildout costs associated with the Marty's lease. Partially offsetting the increase in general and administrative expense was a decrease in interest expense of $44,000 as a result of the November 17, 2005 Raleigh Springs loan refinancing.

Results of Operations - Three months ended June 30, 2006 and 2005
(Liquidation Basis)


  The Partnership generated net loss of $319,000 for the three month period ended June 30, 2006 as compared to a net loss of $35,000 for the same period in 2005. The $284,000 increase in net loss is primarily a result of an increase in general and administrative expenses of $324,000 partially offset by an increase in total income of $22,000. The Partnership's share of Sabal Palms net loss increased $9,000.

  Total income for the three month period ended June 30, 2006 was $232,000 as compared to $211,000 for the same period in 2005. The $21,000 increase in total income was primarily a result of a $15,000 increase in other income, a $5,000 increase in interest income, and a $1,000 increase in rental income. Other income increased as a result of a reimbursement from one of the tenants for certain improvements completed in the tenants space.

  Total expenses for the three month period ended June 30, 2006 were $549,000 as compared to $253,000 for the same period in 2005. The $296,000 increase in total expense was due to an increase in general and administration expense of $324,000. General and administration expense increased as a result of the buildout costs associated with the Marty's lease. Although the Marty's lease was signed, actual construction of the space did not occur until after June 30, 2006.
ITEM 3.     Controls and Procedures

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

                              DATE: August 14, 2006


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: August 14, 2006







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

                              DATE: August 14, 2006




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




                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: August 14, 2006




                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                              DATE:     August 14, 2006


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE:     August 14, 2006