Form 10QSB
period 2006-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2006-11-14
CIK 736908

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended _____September 30, 2006_____
                               or
  [ ]Transition Report Pursuant to Section 13 or 15(d) of the Se curities Exchange Act of 1934

    For the transition period from _____________ to____________

    Commission File Number ______________0-13402_______________

    ____________ Brauvin Real Estate Fund L.P. 4_______________
    (Name of small business issuer as specified in its charter)

               Delaware                      36-3304339________
(State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)    Identification No.)

    30 North LaSalle Street, Chicago, Illinois        60602____
     (Address of principal executive offices)      (Zip Code)

    ____________________ (312)759-7660_________________________
                  (Issuer's telephone number)

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


                              INDEX
                             PART I
                                                           Page

Item 1.   Financial Statements                               3

          Consolidated Statement of Net Assets in Liquidation
          as of September 30, 2006(Liquidation Basis)        4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2006 to
          September 30, 2006 (Liquidation Basis)             5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2005 to
          September 30, 2005 (Liquidation Basis)             6

          Consolidated Statements of Operations for the
          nine months ended September 30, 2006 and 2005
          (Liquidation Basis)                                7

          Consolidated Statements of Operations for the
          three months ended September 30, 2006 and 2005
          (Liquidation Basis)                                8

          Notes to Consolidated Financial Statements         9

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      20

Item 3.   Controls and Procedures                           25

                             PART II

Item 1.   Legal Proceedings                                 26

Item 2.   Changes in Securities                             26

Item 3.   Defaults Upon Senior Securities                   26

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           26

Item 5.   Other Information                                 26

Item 6.   Exhibits, and Reports on Form 8-K                 26

Signatures                                                  27




                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)



                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2006 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2006 to September 30, 2006 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2005 to September 30, 2005 (Liquidation Basis), Consolidated Statements of Operations for the nine months ended September 30, 2006 and 2005 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2005 Annual Report on Form 10-KSB.


                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2006 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                     $6,026,500
Cash and cash equivalents                        645,940
Tenant receivables                                23,274
Escrow deposits                                  403,625
Other assets                                      35,852
                                              ----------
  Total Assets                                 7,135,191
                                              ----------

LIABILITIES

Mortgage notes payable (Note 4)                4,400,000
Accounts payable and accrued expenses            543,559
Deferred gain on sale of real estate (Note 2)    464,312
Reserve for estimated costs during
  the period of liquidation                      188,400
Tenant security deposits                          13,090
Due to affiliates                                  3,200
                                              ----------
  Total Liabilities                            5,612,561
                                              ----------

Net Assets in Liquidation                     $1,522,630
                                              ==========












  See accompanying notes to consolidated financial statements.




                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               FOR
        THE PERIOD JANUARY 1, 2006 TO SEPTEMBER 30, 2006
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation
  at January 1, 2006                          $2,092,903

Loss from operations                            (570,273)
                                              ----------
Net assets in liquidation
  at September 30, 2006                       $1,522,630
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



                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)

                               2006           2005
                            ---------     ----------
INCOME
Rental                     $  532,044     $  550,650
Interest                       16,366            801
Other, primarily tenant
  expense reimbursements      120,348        110,994
                           ----------     ----------
  Total income                668,728        662,445
                           ----------     ----------

EXPENSES
Interest                      240,356        328,743
Real estate taxes              83,367         90,134
Repairs and maintenance        20,309         18,766
Management fees (Note 5)       37,676         39,217
Other property operating       30,164         32,062
General and administrative    815,804        322,036
                           ----------     ----------
  Total expenses            1,227,676        830,958
                           ----------     ----------

Loss before
  equity interests           (558,948)      (168,513)

Equity interest in Sabal
  Palm Joint Venture's
  net loss                    (11,325)       (14,381)
                           ----------     ----------

Net loss                   $ (570,273)    $ (182,894)
                           ==========     ==========

Net loss allocated
  to the General Partners  $   (5,703)    $   (1,829)
                           ==========     ==========

Net loss allocated
  to the Limited Partners  $ (564,570)    $ (181,065)
                           ==========     ==========

Net loss per
  Limited Partnership
  Interest (9,550 units
  outstanding)             $   (59.12)    $   (18.96)
                           ==========     ==========





  See accompanying notes to consolidated financial statements.



                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                       (LIQUIDATION BASIS)
                           (Unaudited)

                                2006          2005
                            ----------      --------
INCOME
Rental                      $ 173,704       $185,533
Interest                        6,079             28
Other, primarily tenant
  expense reimbursements       32,111         41,089
                            ---------       --------

  Total income                211,894        226,650
                            ---------       --------

EXPENSES
Interest                       84,244        128,462
Real estate taxes              25,984         30,310
Repairs and maintenance        12,343         12,565
Management fees (Note 5)       11,211         13,186
Other property operating        9,065          9,593
General and administrative    217,987         51,973
                            ---------       --------
  Total expenses              360,834        246,089
                            ---------       --------

Loss before
  equity interests           (148,940)       (19,439)

Equity interest in Sabal
  Palm Joint Venture's
  net (loss) income                --         21,305
                           ----------       --------

Net (loss) income          $(148,940)       $  1,866
                           =========        ========

Net (loss) income allocated
  to the General Partners  $  (1,489)       $     19
                           =========        ========

Net (loss) income allocated
  to the Limited Partners  $(147,451)       $  1,847
                           =========        ========

Net loss per
  Limited Partnership
  Interest (9,550 units
  outstanding)             $  (15.44)       $   0.19
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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of September 30, 2006.

   Accounting Method

   The accompanying consolidated financial statements have been prepared using the accrual method of accounting.

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at management's estimate of the amounts that will ultimately be collected. An allowance for doubtful accounts of $29,269 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   The fair value estimates presented herein are based on information available to management as of September 30, 2006, but may not necessarily be indicative of the amounts that the Partnership could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   In connection with the adoption of the liquidation basis of accounting, which approximates fair value at September 30, 2006, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

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

   At   September   30,   2006,  the  Preferential   Distribution
Deficiency exceeded the potential liquidation value of the remaining Partnership assets.

(4)  MORTGAGE NOTES PAYABLE

   Mortgage  notes payable at September 30, 2006 consist  of  the following:
                                    Interest     Date
                        Balance        Rate      Due
Raleigh Springs
  Marketplace          $ 4,400,000 LIBOR+ 2.25% 12/06


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

   On November 17, 2005, the Partnership paid off the prior loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and has a twelve-month maturity. In addition, the Partnership has the ability to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000). Interest is payable based on the LIBOR rate plus 2.25%. On September 30, 2006 the interest rate was approximately 7.58%.

   The Partnership was also required to purchase an interest rate cap agreement with a maturity of December 15, 2006 in order to fix the underlying base rates of the mortgage (LIBOR) at 6.45%. The notional amount of the interest rate cap is identical to the notional amount of the mortgage loan. The total cost related to the cap was $2,500.

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

   In  the fourth quarter of 2006, Brauvin Raleigh LLC began loan
extension  discussions with the First Mortgage  Lender.   Brauvin
Raleigh LLC is currently completing the requirements of the extension.


 (5) TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners  or their affiliates for the nine months ended September
30, 2006 and 2005 were as follows:

                                 2006            2005
                               -------          -------
Management fees                $37,676          $39,217
Reimbursable office expenses    71,050           57,150

   As of September 30, 2006, the Partnership had made all payments to affiliates except for $3,200 for management fees.

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

   The  following  are condensed financial statements  for  Sabal
Palm:

                        Liquidation Basis
             For the nine months ended September 30,

                                    2006            2005
                                  -------        ---------

Rental income                    $     --        $ 367,765
Other income                        4,182           86,828
                                 --------        ---------
                                    4,182          454,593
                                 --------        ---------
Mortgage and
 other interest                        --          123,887
Operating and
 administrative expenses           31,950          361,303
                                 --------        ---------
                                   31,950          485,190
                                 --------        ---------

Net loss                         $(27,768)       $ (30,597)
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

   In the first quarter of 2006, the Partnership received an expression of interest in leasing the remaining space that was the former Toys "R" Us (approximately 11,000 square feet). In the second quarter of 2006 the Partnership and Marty's, LLC (a regional supplier of mens fashion clothing) executed a lease agreement. The tenant required significant improvements to be made to the space prior to its occupancy, which is scheduled to begin in mid November 2006. The Partnership intends to pay for these improvements through the use of the escrow funds held by the First Mortgage lender (as detailed below) and available cash on hand.

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

   On November 17, 2005, the Partnership paid off the Modified Loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and has a twelve-month maturity. In addition, the Partnership has the ability to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000). Interest is payable based on the LIBOR rate plus 2.25%. On September 30, 2006 the total interest rate was approximately 7.45%. The Partnership was also required to purchase a interest rate cap at a cost of $2,500, which caps the LIBOR rate at 6.45% for a one year period.

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

   In  the fourth quarter of 2006, Brauvin Raleigh LLC began loan
extension  discussions with the First Mortgage  Lender.   Brauvin
Raleigh LLC is currently completing the requirements of the extension.

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


Results of Operations - Nine months ended September 30, 2006  and
2005 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated net loss of $570,000 for the period ended September 30, 2006 as compared to a net loss of $183,000 for the same period in 2005. The $387,000 increase in net loss is primarily a result of an increase in general and administrative expenses of $494,000, partially offset by a decrease in interest expense of $88,000. The Partnership's share of Sabal Palms net loss decreased $3,000.

  Total income for the period ended September 30, 2006 was $669,000 as compared to $662,000 for the same period in 2005. The $7,000 increase in total income was primarily a result of a $16,000 increase in interest income and a $9,000 increase in other income. Partially offsetting the increases in income was a decrease of rental income of $19,000. Other income increased as a result of a reimbursement from one of the tenants for certain improvements completed in the tenant's space. Rental income decreased as a result of a decrease in occupancy at Raleigh Springs.

  Total expenses for the period ended September 30, 2006 were $1,228,000 as compared to $831,000 for the same period in 2005. The $397,000 increase in total expense was due to an increase in general and administrative expense. General and administrative expenses increased $494,000 as a result of the buildout costs associated with the Marty's lease. Partially offsetting the increase in general and administrative expense was a decrease in interest expense of $88,000 as a result of the November 17, 2005 Raleigh Springs loan refinancing.

Results of Operations - Three months ended September 30, 2006 and
2005 (Liquidation Basis)

  The Partnership generated net loss of $149,000 for the three month period ended September 30, 2006 as compared to a net income of $2,000 for the same period in 2005. The $151,000 increase in net loss is primarily a result of an increase in general and administrative expenses of $166,000, which was primarily related to the Marty's buildout, partially offset by a decrease in interest expense of $44,000. The Partnership's share of Sabal Palms net income decreased $21,000.

  Total income for the three month period ended September 30, 2006 was $212,000 as compared to $227,000 for the same period in 2005. The $15,000 decrease in total income was primarily a result of a $11,000 decrease in rental income, a $9,000 decrease in other income and a $6,000 increase in interest income. Rental and other income decreased as a result of a decrease in occupancy at Raleigh Springs.

  Total expenses for the three month period ended September 30, 2006 were $361,000 as compared to $246,000 for the same period in 2005. The $115,000 increase in total expense was due to an increase in general and administration expense of $166,000. General and administration expense increased as a result of the buildout costs associated with the Marty's lease. Partially offsetting the increase in general and administrative expense was a decrease in interest expense of $88,000 as a result of the November 17, 2005 Raleigh Springs loan refinancing.


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

                              DATE: November 14, 2006


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: November 14, 2006




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

                              DATE: November 14, 2006





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

                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: November 14, 2006




                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                              DATE:     November 14, 2006


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE:     November 14, 2006