Form 10KSB
period 2006-12-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2007-04-16
CIK 736908

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB

[X]   Annual  Report  Under  Section 13 or 15(d)  of  the  Securities
      Exchange Act of 1934

      For the fiscal year ended   December 31, 2006

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

State issuer's revenues for its most recent fiscal year $873,161.

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



                  BRAUVIN REAL ESTATE FUND L.P. 4
                   2006 FORM 10-KSB ANNUAL REPORT
                               INDEX
                               PART I
                                                             Page
Item 1.   Description of Business                            3

Item 2.   Description of Properties                          6

Item 3.   Legal Proceedings                                 12

Item 4.   Submission of Matters to a Vote of
          Security Holders                                  12

                              PART II
Item 5.   Market for the Issuer's Limited Partnership Interests,
          Related Security Holder Matters and Small
          Business Issuer Purchases of Equity Securities    13

Item 6.   Management's Discussion and Analysis or Plan of
          Operation                                         13

Item 7.   Consolidated Financial Statements
          and Supplementary Data                            19

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure               19

Item 8a.  Controls and Procedures                           21

Item 8b.  Other Information                                 21

                              PART III
Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act                               22

Item 10.  Executive Compensation                            24

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                    24

Item 12.  Certain Relationships and Related Transactions    25

Item 13.  Exhibits                                          26

Item 14.  Principal Accountant Fees and Services.           27

Signatures                                                  29



                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)


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

   The General Partners had determined to pursue the disposition of the Partnership's assets in 1999. During that year, the
Partnership solicited and received the votes of the Limited Partners to approve a sale of all the Partnership's properties, either on an individual or group basis, and to subsequently liquidate the Partnership. The solicitation, which was approved by the Limited Partners in the third quarter of 1999, stated that the Partnership's properties may be sold individually or in any combination provided that the total sales price for the properties included in the transaction equals or exceeds 70% of the aggregate appraised value for such properties, which valuation was conducted by an independent third party appraisal firm.

   The limited partnership agreement (the "Agreement") provides that the Partnership shall terminate December 31, 2010, unless sooner terminated. The General Partners shall in no event dispose of the properties after that date.

   The Partnership has no employees.

   The Partnership utilized its proceeds available for investment towards the acquisition of properties. However, in seeking disposition opportunities, the Partnership will be competing for the sale of its remaining property with many established and experienced firms, as well as individuals and entities who own properties similar to the one owned by the Partnership. The Partnership, therefore, expects keen competition in connection with the sale of its remaining property.

Market Conditions/Competition

   The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to the one owned by the Partnership. Competition exists in such areas as attracting and retaining creditworthy tenants, financing capital improvements and selling properties. Many of the factors affecting the ability of the Partnership to compete are beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the economy in which a property is located, population shifts, reduced availability and increased cost of financing, changes in zoning laws or changes in patterns of the needs of users. The marketability of the last remaining property may also be affected by prevailing interest rates and existing tax laws. The Partnership has retained ownership of its properties for periods longer than anticipated at acquisition.

   Market conditions had weakened in several markets resulting in lower cash flows than were originally anticipated. The Partnership strives to maximize economic occupancy and, as such, must adjust rents to attract and retain tenants. One measure of a market's relative strength or weakness is the current rental rate demanded by non-anchor tenants. These rates are for tenants who generally sign leases of three to five years and are an indicator of the "spot" rental market. Average rental rates for non-anchor tenants, expressed per square foot per year, have decreased at the Memphis, Tennessee, Raleigh Springs property from approximately $12.00 per square foot in 1993 to approximately $10.80 per square foot in 2006.

   The Partnership, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Partnership retains the services of third parties who hold themselves out to be experts in the field to assess a wide range of environmental issues and conduct tests for environmental contamination. Management believes that the property owned by the Partnership is in full compliance with applicable environmental laws and regulations.




Item 2.   Description of Properties.

   The   following   is  a  summary  of  the  real   estate   and
improvements owned by the Partnership at January 1, 2005 and subsequent transactions related thereto. For the purpose of the information disclosed in this section, the following terms are defined as follows:


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

(a) Raleigh Springs Marketplace ("Raleigh Springs")

   On June 26, 1985, the Partnership acquired Raleigh Springs, an approximately 114,000 square foot community shopping center located in Memphis, Tennessee. Raleigh Springs was constructed in two phases. Phase I was completed during 1984 and Phase II was completed in 1985. Raleigh Springs was 78% occupied at December 31, 2006. The national anchor tenants are AJ Wright, Sav A Lot and the Veterans Administration.

   The Partnership purchased Raleigh Springs for $7,486,800, consisting of $2,300,000 in cash at closing (plus or minus prorations) and the assumption of an existing first mortgage loan on Phase I of $5,186,800.

   In November 1992, the Partnership negotiated a modification of the terms of the mortgage on Raleigh Springs with the lender (the "Modified Loan"). In October 1992, the interest rate was reduced from 12.75% to 10.00%. From November 1992 through September 1999, principal and interest payments were based on a 25-year amortization schedule. The Modified Loan capitalized the August, September and October 1992 mortgage payments. The Partnership negotiated extensions of the term of the mortgage on August 26, 1999 and August 30, 2000. On March 11, 2002, the Partnership accepted a proposal to modify the Raleigh Springs mortgage loan. Under the terms of the proposal, the maturity date was extended to April 1, 2007. The loan continued to bear interest at 10% per annum, required monthly installments of principal and interest of $46,839(based upon a 25 year amortization schedule) with a final payment of unpaid interest and principal was to be due on April 1, 2007. Based on the lenders approval of the termination of the Toys "R" US lease (see below), the loan was to require additional lump sum principal payments of $34,000 on December 31, 2005 and 2006. In the fourth quarter of 2004, the Partnership commenced the process of refinancing this debt.

   In the second quarter of 2005, the Partnership executed a letter of intent with a national lender to refinance the existing debt and to provide for additional tenant improvements.

   On November 17, 2005, the Partnership paid off the Modified Loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and had a twelve-month maturity. However, the Partnership had the right to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000), which the Partnership exercised in 2006. Interest is payable based on the LIBOR rate plus 2.25%. On December 31, 2006 and 2005, the total interest rate was approximately 7.6% and 6.6%, respectively. The Partnership was also required to purchase an interest rate cap at a cost of $5,000 and $2,500, which caps the LIBOR rate at 6.45% for a one year period from December 2006 and 2005, respectively. The notional amount of the interest rate cap agreement is identical to the notional amount of the loan. The fair market value of the interest rate cap at December 31, 2006 and 2005 is $0. The change in fair value is reflected in general and administrative expense in the accompanying consolidated statement of operations as the Partnership had not elected to designate the interest rate cap as a hedge.

   The First Mortgage also required the establishment of a $300,000 escrow that can be used for the payment of tenant improvements and leasing commissions. The Partnership has been reimbursed approximately $229,000 from the escrow account for improvements related to the Marty's buildout (see below).

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

   The   outstanding  mortgage  balance  encumbered  by   Raleigh
Springs was $4,400,000 at December 31, 2006 and 2005.

   The occupancy rate and average annual base rent per square foot at December 31, 2006 and 2005 were as follows:

                                2006       2005
                               ------    --------
  Occupancy Rate                78%        66%
  Average Annual Base
   Rent Per Square Foot        $8.62      $9.12


  Raleigh  Springs has two tenants (AJ Wright and Sav A Lot)which
occupy  ten percent or more of the rentable square footage.   The
following is a summary of the tenant rent roll at December 31, 2006:

                     Annual  Lease
            Square    Base  Expiration  Renewal    Nature of
Tenant       Feet     Rent    Date      Options     Business
---------   ------  -------- -------   -----------  -----------
AJ Wright   25,000  $187,500 11/2014   10/5 yrs ea.Retail store
Sav A Lot   13,400    72,360 12/2008      3/5yr      Grocery
Others      50,216   448,693 Various     Various
Vacant      25,654        --
           -------  --------
           114,270  $708,553
           =======  ========

  In the fourth quarter of 2001, the Partnership leased 13,400 square feet of space to Sav A Lot, a national grocery chain. In the third quarter of 2004, Sav A Lot exercised its first option and extended the lease maturity through 2008. In the first quarter of 2004, the Partnership reached an agreement in principle with AJ Wright, a national clothing retailer, to take approximately 25,000 square feet of the space then leased to Toys "R" Us. The Partnership negotiated a lease with the tenant that required substantial reconfiguration to the existing space and tenant improvements. This lease was subject to a successful termination and buyout of the existing Toys "R" Us lease. The
Partnership reached an agreement with Toys "R" Us for the termination and a substantial buyout payment by Toys "R" Us to the Partnership (such payment in the amount of $1,400,000 having been received in September 2004). The Partnership anticipated the payment would cover all of the conversion and tenant build out costs required by the new tenant. The buyout of the lease was subject to the approval of the property's lender and the lender agreed to the transaction. In addition in 2004, the Partnership leased approximately 10,000 square feet to the Veterans Administration (the "VA"). The VA lease also required a significant build out. The Partnership has incurred the cost of the build out and funded the expense through a portion of the Toys "R" Us lease buyout. In addition, the VA will make additional lease payments to the Partnership in an amount that will amortize the cost of the improvements over a five-year period. AJ Wright and the VA took occupancy in the fourth quarter of 2004.

   In the first quarter of 2006, the Partnership received an expression of interest in leasing the remaining space that was the former Toys "R" Us (approximately 11,000 square feet). In the second quarter of 2006, the Partnership and Marty's, LLC (a regional supplier of mens fashion clothing) executed a lease agreement. The tenant required significant improvements to be made to the space prior to its occupancy. The Partnership intends to pay for these improvements through the use of the escrow funds held by the First Mortgage lender (as detailed above) and available cash on hand. Marty's began its occupancy in mid November 2006 and will begin paying rent in April 2007.

   The Partnership anticipates it will be making a number of cosmetic repairs and improvements to Raleigh Springs to improve its marketability for sale. These improvements will include painting and repair of the sign band as well as minor parking lot repairs.


(b) Sabal Palm Square ("Sabal Palm")

   On October 31, 1986, the Partnership and Brauvin Real Estate Fund L.P. 5 ("BREF 5") formed a joint venture to purchase Sabal Palm, a shopping center in Palm Bay, Florida, for $5,924,000. The Partnership had a 47% interest and BREF 5 had a 53% interest in the joint venture which owned Sabal Palm.

  Sabal Palm was a neighborhood shopping center consisting of approximately 89,000 square feet of retail space situated on approximately 9.7 acres of land. Sabal Palm was constructed in 1985. As of December 2005, Sabal Palm's anchor tenants were Sav A Lot, Family Dollar and Goodwill.

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

  Due to the fact that damage caused by the hurricanes in 2004 was being repaired in the first and second quarter of 2005, the joint venture did not believe it would be able to repay the loan in May 2005. Therefore, the joint venture requested an extension of the mortgage loan. On April 13, 2005, the joint venture and the lender agreed to terms for a nine month extension of the then current mortgage note. The lender required that the joint venture make a principal reduction in the amount of $400,000, which the lender had agreed would be paid from the cash deposit held by the lender. Additionally, the joint venture was required to pay an extension fee in the amount of $5,000. Further, as part of the extension, the lender agreed to release the unencumbered liquid asset requirement of the mortgage loan. All other terms and conditions remained the same.

  On December 7, 2005, the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. Under the terms of the transaction, the joint venture was able to bill and retain the 2005 common area maintenance reimbursements. Accordingly, in late December 2005, the joint venture billed the Sabal Palm tenants approximately $75,000 for its common area reimbursement. In 2006, the joint venture distributed all of its cash to its partners and liquidated.

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

Item 3.    Legal Proceedings.

             None.

Item  4.   Submission of Matters to a Vote  of
           Security Holders.

             None.




                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)



                             PART II

Item 5.Market  for  the  Issuer's Limited  Partnership  Interest,
       Related Security Holder Matters and Small Business  Issuer
       Purchases of Equity Securities.

   At December 31, 2006, there were approximately 572 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant   to   the   terms  of  the  Agreement,   there   are
restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There  were no cash distributions to Limited Partners in  2006 and 2005.

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

   Once the occupancy of Raleigh Springs has been stabilized, the Partnership intends to sell this property under a closed bid process which will include identification of target buyers with proven financing ability and performance of certain evaluations of the property, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit.

Property Status

   Raleigh Springs

   In the fourth quarter of 2001, the Partnership leased 13,400 square feet of space to Sav A Lot, a national grocery chain. In the third quarter of 2004, Sav A Lot exercised its first option and extended the lease maturity through 2008. In the first quarter of 2004, the Partnership reached an agreement in principle with AJ Wright, a national clothing retailer, to take approximately 25,000 square feet of the space then leased to Toys "R" Us. The Partnership negotiated a lease with the tenant that required substantial reconfiguration to the existing space and tenant improvements. This lease was subject to a successful termination and buyout of the existing Toys "R" Us lease. The
Partnership reached an agreement with Toys "R" Us for the termination and a substantial buyout payment by Toys "R" Us to the Partnership (such payment in the amount of $1,400,000 having been received in September 2004). The Partnership anticipated the payment would cover all of the conversion and tenant build out costs required by the new tenant. The buyout of the lease was subject to the approval of the property's lender and the lender agreed to the transaction. In addition in 2004, the Partnership leased approximately 10,000 square feet to the Veterans Administration (the "VA"). The VA lease also required a significant build out. The Partnership has incurred the cost of the build out and funded the expense through a portion of the Toys "R" Us lease buyout. In addition, the VA will make additional lease payments to the Partnership in an amount that will amortize the cost of the improvements over a five-year period. AJ Wright and the VA took occupancy in the fourth quarter of 2004.

   In the first quarter of 2006, the Partnership received an expression of interest in leasing the remaining space that was the former Toys "R" Us (approximately 11,000 square feet). In the second quarter of 2006, the Partnership and Marty's, LLC (a regional supplier of mens fashion clothing) executed a lease agreement. The tenant required significant improvements to be made to the space prior to its occupancy. The Partnership intends to pay for these improvements through the use of the escrow funds held by the First Mortgage lender (as detailed below) and available cash on hand. Marty's began its occupancy in mid November 2006 and will begin paying rent in April 2007.

  The Partnership anticipates it will be making a number of cosmetic repairs and improvements to the center to improve its marketability for sale. These improvements will include painting and repair of the sign band as well as minor parking lot repairs.

   On November 17, 2005, the Partnership paid off the Modified Loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and had a twelve-month maturity. However, the Partnership had the right to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000), which the Partnership exercised in 2006. Interest is payable based on the LIBOR rate plus 2.25%. At December 31, 2006 and 2005, the total interest rates were approximately 7.6% and 6.6%, respectively. The Partnership was also required to purchase an interest rate cap at a cost of $5,000 and $2,500, which caps the LIBOR rate at 6.45% for a one year period from December 2006 and 2005, respectively. The notional amount of the interest rate cap agreement is identical to the notional amount of the loan. The fair market value of the interest rate cap at December 31, 2006 and 2005 is $0. The change in fair value is reflected in general and administrative expense in the accompanying consolidated statement of operations as the Partnership had not elected to designate the interest rate cap as a hedge.

   The First Mortgage also required the establishment of a $300,000 escrow that can be used for the payment of tenant improvements and leasing commissions. The Partnership has been reimbursed approximately $229,000 from the escrow account for improvements related to the Marty's buildout (see above).

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

   Sabal Palm Shopping Center

  On December 7, 2005, the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. Under the terms of the transaction, the joint venture was able to bill and retain the 2005 common area maintenance reimbursements. Accordingly, in late December 2005, the joint venture billed the Sabal Palm tenants approximately $75,000 for its common area reimbursement. In 2006, the joint venture distributed all of its cash to its partners and liquidated.

Results of Operations

   The Partnership's revenue and expenses are affected primarily by the operations of its last remaining property. Property operations, and in particular the components of income, demand for space and rental rates are, to a large extent, determined by local and national market conditions. These conditions have generally adversely impacted the Partnership's property economics.

   The General Partners conduct an in-depth assessment of the property's physical condition as well as a demographic analysis to assess opportunities for increasing occupancy and rental rates and decreasing operating costs. In all instances, decisions concerning restructuring of loan terms, reversions and subsequent operation of the property are made with the intent of maximizing the potential proceeds to the Partnership and, therefore, return of investment and income to Limited Partners.

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

Results  of Operations for the years ended December 31, 2006  and
2005

    As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated an excess of expenses over revenue of $608,000 for the year ended December 31, 2006 as compared to an excess of revenue over expenses of $330,000 for the same period in 2005. The $938,000 decrease in excess revenue over expenses is the result of a decrease in equity interest in Sabal Palm's net income of $582,000 and an increase in total expense of $350,000.

  Total revenue for the year ended December 31, 2006 was $873,000 as compared to $878,000 for the same period in 2005. The $5,000 decrease in total revenue was the result of a $24,000 decrease in rental income. Partially offsetting the decrease in rental income was an increase in interest income of $18,000 and an increase in other income of $1,000. Rental and other income decreased as a result of a decrease in average occupancy at Raleigh Springs. Raleigh Springs physical occupancy, however, increased in November 2006 with Marty's occupancy (but the Partnership does not begin to get rental payments from this tenant until April 2007).

  Total expenses for the year ended December 31, 2006 were $1,469,000 as compared to $1,119,000 for the same period in 2005. The $350,000 increase in total expense was primarily the result of a $352,000 increase in tenant improvements and leasing costs, a $45,000 increase in general and administrative expense, a $39,000 increase in franchise and other taxes, a $24,000 increase in repairs and maintenance, and a $5,000 increase in operating expense. Partially offsetting the increase was a $205,000 decrease in interest expense, a $10,000 decrease in real estate taxes, a $10,000 decrease in bad debt expense and a $2,000 decrease in management fees. The decrease in interest expense was the result of the November 17, 2005 Raleigh Springs loan refinancing.


Results  of Operations for the years ended December 31, 2005  and
2004

   The Partnership generated an excess of revenue over expenses of $330,000 for the year ended December 31, 2005 as compared to a excess expenses over revenue of $31,000 for the same period in
2004. The $361,000 increase in excess revenue over expense is the result of a decrease in total expenses of $987,000 and a decrease in total income of $1,252,000 and an increase in equity interest in Sabal Palm's net income of $623,000.

   Total revenue for the year ended December 31, 2005 was $878,000 as compared to $2,128,000 for the same period in 2004. This decrease in total revenue was primarily a result of a decrease in lease termination fees of $1,400,000 and a $35,000 decrease in other income. Partially offsetting these decreases in income was an increase of $186,000 in rental income associated with a higher occupancy level in 2005.

   Total expenses for the year ended December 31, 2005 were $1,119,000 as compared to $2,106,000 for the same period in 2004. The $987,000 decrease in total expense was primarily a result of a $933,000 decrease in general and administrative expenses and a $76,000 decrease in management fees. Partially offsetting these decreases in expenses was a $125,000 increase in interest expense, and a $7,000 increase in repairs and maintenance expense. General and administrative expenses decreased as a result of the completions of the build out of several of the previously vacant spaces at Raleigh Springs. Management fees decreased primarily as a result of expenses associated with the 2004 lease termination payment. Interest expense increased as a result of expensing loan costs associated with the Raleigh Springs refinancing in 2005.


Item 7.  Consolidated Financial Statements and Supplementary Data

  See Index to Consolidated Financial Statements on Page F-1 of this Form 10-KSB for financial statements where applicable.

  The   financial   information  required  in  Item   310(b)   of
Regulation S-B is not applicable.


Item 8.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

  On December 5, 2006, the Partnership was notified that a majority of the partners of Altschuler Melvoin and Glasser, LLP ("AM&G"), including the lead audit partner for the Partnership, had become partners of McGladrey & Pullen, LLP and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor for the Partnership. McGladrey & Pullen, LLP ("M&P") was appointed as the Company's new auditor. The decision to engage M&P was approved by the Partnership's general partners.

  The audit report of AM&G on the consolidated financial statements of the Partnership as of and for the year ended
December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

  In connection with the audit of the Partnership's consolidated financial statements for the year ended December 31, 2005, and through the date of this annual report, there were: (1) no disagreements between the Partnership and AM&G on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of AM&G, would have caused AM&G to make reference to the subject matter of the disagreement in their reports on the Partnership's financial statements for such years; and (2) no reportable events within the meaning set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

  During the most recent fiscal year prior to 2006 and through the interim period ending December 5, 2006, the Partnership has not consulted with M&P regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, and neither a written report nor oral advice was provided to the Partnership concluding there was an important factor to be considered by the Partnership in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject or a disagreement, or a reportable event with the Partnership's former auditor, AM&G.


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

Item 8b.  Other Information

    None.


                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)




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

  Mr. Jerome J. Brault     Chairman of the Board of Directors,
               Director, Chief Executive Officer and President

  Mr. James L. Brault             Vice President and Secretary

  Mr. Thomas E. Murphy                          Treasurer and
                                       Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 73) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C. and Brauvin Net Capital Manager, L.L.C. Since 1979, he has been a shareholder, president and a director of Brauvin/Chicago, Ltd. He is an officer, director and one of the principal shareholders of various Brauvin entities which act as the general partners of other publicly registered real estate programs. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is a director, president and chief executive officer of Brauvin Net Lease V, Inc. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 46) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. He is an officer of various Brauvin entities which act as the general partners of other publicly registered real estate programs. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is also an executive vice president and secretary of Brauvin Net Lease V, Inc. He is a manager of Brauvin Capital Trust, L.L.C., BA/Brauvin L.L.C. and Brauvin Net Capital, L.L.C. He is the president of Brauvin Capital Trust, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR.  THOMAS  E.  MURPHY  (age 40) is the  treasurer  and  chief financial  officer  of the Corporate General  Partner  and  other affiliates of the Corporate General Partner. He is the chief financial officer of various Brauvin entities which act as the general partners of other publicly registered real estate programs. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease V, Inc. He is the
treasurer, chief financial officer and secretary of Brauvin Capital Trust, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois CPA Society.


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

  The   General   Partners   received  an   allocation   of   the
Partnership's net income or loss for 2006 and 2005.

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

  (c) An annual report for the fiscal year 2006 will be sent to the Limited Partners subsequent to this filing.


Item 14.  Principal Accountant Fees and Services


  AM&G had, at the time it was initially appointed to be the Partnership's auditor, a relationship with American Express Tax and Business Services, Inc. ("TBS") from which it leased auditing staff who were full time, permanent employees of TBS and though which its partners provided non-audit services. As a result of this arrangement, AM&G had no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G.

  Effective October 1, 2005, TBS was acquired by RSM McGladrey, Inc. ("RSM") and AM&G's relationship with TBS has been replaced with a similar relationship with RSM. AM&G manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

  On December 5, 2006, the Partnership was notified that a majority of the partners of AM&G, including the lead audit partner for the Partnership, had become partners of McGladrey & Pullen, LLP ("M&P") and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor for the Partnership. M&P was appointed as the Company's new auditor.

  Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-QSB. Fees for audit services provided by AM&G for the year ended December 31, 2005 amounted to $28,800 and fees for audit services provided by M&P amounted to $29,100 for the year ended December 31, 2006.

  Tax compliance services for 2006 and 2005 were provided by RSM for which fees amounted to $3,975 and $7,500, respectively.

  During  the years ended December 31, 2006 and 2005, M&P,  AM&G,
RSM and TBS did not perform any management consulting services for the Partnership.

  In accordance with policies of the board of directors of the Corporate General Partner, all services provided by M&P,AM&G, TBS and RSM are required to be and have been pre-approved.


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




                              Dated: April 13, 2007




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

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

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

                    DATE: April 13, 2007




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

          c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

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





              BY:  Brauvin Ventures, Inc.
                   Corporate General Partner of
                   Brauvin Real Estate Fund L.P. 4


                BY:/s/ Thomas E. Murphy
                    Thomas E. Murphy
                    Chief Financial Officer and Treasurer

                    DATE: April 13, 2007



                           Exhibit 99
                    SECTION 906 CERTIFICATION

The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  April 13, 2007



                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                and Treasurer

                         DATE:  April 13, 2007




     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page

Reports of Independent Registered Public Accounting Firm  F-2 & F-4

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2006                                   F-6

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2006  (Liquidation Basis)                    F-7

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2005  (Liquidation Basis)                    F-8

Consolidated Statements of Operations for the years ended
December 31, 2006 and 2005 (Liquidation Basis)            F-9

Notes to Consolidated Financial Statements                F-10

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.







     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying consolidated statement of net assets in liquidation of Brauvin Real Estate Fund L.P. 4 and subsidiary as of December 31, 2006 and the related statements of changes in net assets in liquidation and the operations for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We have audited the adjustment described in Note 1 that was applied to restate the 2005 consolidated financial statements to correct an error. In our opinion, that adjustment is appropriate and has been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 consolidated financial statements of the Partnership other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2005 consolidated financial statements taken as whole.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Brauvin Real Estate Fund L.P. 4 and subsidiary at December 31, 2006, and the changes in their net assets in liquidation and the results of their operations for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
April 13, 2007





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of
Brauvin Real Estate Fund L.P. 4

We have audited, before the effects of the adjustments for the correction of the error described in Note 1, the accompanying consolidated financial statements of Brauvin Real Estate Fund L.P. 4 and subsidiary as of December 31, 2005 and the related statements of changes in net assets in liquidation and operations for the year then ended (the 2005 consolidated financial statements before the effects of the adjustments discussed in
Note 1 are not presented herein). The 2005 consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

As described in Note 1 to the consolidated financial statements, the limited partners of Brauvin Real Estate Fund L.P. 4 approved a plan of liquidation on July 12, 1999. As a result, the Partnership has changed its basis of accounting from the going-concern basis to the liquidation basis.

In our opinion, except for the error described in Note 1, the 2005 consolidated financial statements present fairly, in all material respects, the consolidated financial statements of Brauvin Real Estate Fund L.P. 4 and subsidiary at December 31, 2005, and the changes in their net assets in liquidation and the results of their operations for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

We were not engaged to audit, review, or apply any procedures to the adjustment for the correction of the error described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustment is appropriate and have been properly applied. That adjustment was audited by McGladrey & Pullen, LLP.

/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 8, 2006




                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)



    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
              DECEMBER 31, 2006 (LIQUIDATION BASIS)


ASSETS

Real estate held for sale                     $6,026,500
Cash and cash equivalents                        376,746
Tenant receivables                                20,324
Escrow deposits                                  214,910
Other assets                                      19,376
                                              ----------
  Total Assets                                 6,657,856
                                              ----------

LIABILITIES
Mortgage note payable (Note 4)                 4,400,000
Accounts payable and accrued expenses            111,409
Reserve for estimated costs during
  the period of liquidation (Note 1)             158,925
Tenant security deposits                          13,090
Due to affiliates                                  3,987
                                              ----------
  Total Liabilities                            4,687,411
                                              ----------
Net Assets in Liquidation                     $1,970,445
                                              ==========














         See notes to consolidated financial statements.


                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)



 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              FOR THE YEAR ENDED DECEMBER 31, 2006
                       (LIQUIDATION BASIS)


Net assets in liquidation at
  January 1, 2006                            $2,557,214

Excess (expenses) over revenue
  from operations                              (607,619)

Adjustment to estimated liquidation costs        20,850
                                             ----------
Net assets in liquidation at
  December 31, 2006                          $1,970,445
                                             ==========

Net assets available to:

  General Partners                            $       --
                                              ==========

  Limited Partners                            $1,970,445
                                              ==========






















         See notes to consolidated financial statements.



                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)

 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              FOR THE YEAR ENDED DECEMBER 31, 2005
                       (LIQUIDATION BASIS)



Net assets in liquidation at
  January 1, 2005, as previously reported     $1,824,095

Restatement to eliminate deferred gain           464,312
                                              ----------
Net assets in liquidation at
  January 1, 2005, as restated                 2,288,407

Excess revenues over expenses
  from operations                                330,057

Adjustment to estimated liquidation costs        (61,250)
                                              ----------
Net assets in liquidation at
  December 31, 2005                           $2,557,214
                                              ==========



Net assets available to:

  General Partners                            $       --
                                              ==========

  Limited Partners                            $2,557,214
                                              ==========













         See notes to consolidated financial statements.


                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                       (LIQUIDATION BASIS)

                               2006          2005
                            ---------    ----------
REVENUE
Rental                     $  708,553    $  732,881
Interest                       20,141         1,748
Other, primarily tenant
  expense reimbursements      144,467       143,634
                           ----------    ----------
  Total revenue               873,161       878,263
                           ----------    ----------

EXPENSES
Interest                      334,707       539,896
Real estate taxes             112,829       122,963
Repairs and maintenance        50,302        26,478
Management fees (Note 5)       49,253        51,431
Other property operating       51,995        47,381
Tenant improvements and
  leasing costs               552,109       200,016
Bad debt expense               28,624        38,956
Franchise and other taxes      57,371        17,503
General and administrative    232,205       187,155
                           ----------    ----------
  Total expenses            1,469,455     1,118,534
                           ----------    ----------

Excess expenses over revenue
  before equity interest     (596,294)     (240,271)

  Equity interest in Sabal
  Palm Joint Venture's
  excess (expenses) over
  revenue                     (11,325)      570,328
                           ----------    ----------
Excess (expenses) over
revenue from operations    $(607,619)    $  330,057
                           =========     ==========






           See notes to consolidated financial statements


                 BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 2006 and 2005

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Management's Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates significant to the financial statements include the value used for real estate held for sale, and the reserve for estimated costs during the period of liquidation. Management has estimated that the remaining property will be sold and the Partnership will liquidate by the end of 2007. Actual results could differ from those estimates.

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of December 31, 2006.

   Estimated Liquidation Costs

   Estimated costs expected to be incurred during the remaining liquidation period through December 31, 2007 include legal fees, insurance costs and other administrative items. Such costs do not include costs associated with the lease up of Raleigh Springs.

   Actual  results could differ materially from these  estimates.
On a regular basis an evaluation is made of the assumptions, judgments and estimates and changes are recorded, as appropriate.

   Accounting Method

   The accompanying financial statements have been prepared in accordance with the liquidation basis of accounting.

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at estimated net realizable value. An allowance for doubtful accounts of $30,749 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   Investment in Joint Venture Partnership

   The Partnership owned a 47% equity interest in Sabal Palm Joint Venture (see Note 8). Sabal Palm was reported as an investment in an affiliated joint venture. The Partnership recorded its proportionate share of income and loss from joint venture operations.

   On December 7, 2005 the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. In 2006, the joint venture distributed all of its cash to its partners and liquidated.

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

   Subsequent to the adoption of the liquidation basis of accounting, the Partnership adjusted its investment in real estate to estimated net realizable value, which is recorded as real estate held for sale. Additionally, the Partnership suspended recording any further depreciation expense.

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

   Estimated Fair Value of Financial Instruments

   In connection with the adoption of the liquidation basis of accounting assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

   Derivatives and Hedging Instruments

   The Partnership has a derivative which is valued at fair value. The fair market value of the derivative, the interest rate cap in Note 4, is not material.

   Restatement

   Under liquidation basis of accounting, there is no basis for retaining the deferral for gain recognition which was required under the going concern accounting principle. Net assets available for liquidation at January 1, 2005 have been restated to increase the net assets available for liquidation by $464,312, the amount of the previously recorded deferred gain.


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

   At   December   31,   2006,   the  Preferential   Distribution
Deficiency exceeded the potential liquidation value of the remaining Partnership assets.


(3)  REAL ESTATE HELD FOR SALE

   As a result of the adoption of the liquidation basis of accounting (Note 1) the Partnership adjusted its real estate holdings to net realizable value.

   At December 31, 2006, the amount in real estate held for sale represents the Partnership's estimated value (net of closing costs) for the Raleigh Springs Marketplace.


(4)  MORTGAGE NOTE PAYABLE

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

   On November 17, 2005, the Partnership paid off the prior loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and had a twelve-month maturity. In 2006, the Partnership extended the loan for an additional twelve-month period (with the payment of an additional fee of $11,000). Interest is payable based on the LIBOR rate plus 2.25%. On December 31, 2006 the interest rate was approximately 7.60%.

   The Partnership was also required to purchase an interest rate caps with one year maturity at a cost of $5,000 and $2,500 at December 15, 2006 and 2005, respectively. The interest rate caps fixed the LIBOR rate at 6.45%. The notational amount of the interest rate cap agreements are identical to the notational amount of the mortgage loan. The fair market value of the interest rate cap agreements at December 31, 2006 and 2005 is $0.

   The First Mortgage also required the establishment of a $300,000 escrow that can be used for the payment of tenant improvements and leasing commissions. The Partnership has been reimbursed approximately $229,000 from the escrow account for improvements related to the Marty's buildout.

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

   Raleigh Springs Marketplace serves as collateral under the respective nonrecourse debt obligation.

(5)  TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners or their affiliates for the years ended December 31, 2006 and 2005 were as follows:

                                   2006           2005
                                 -------        --------
Management fees                  $ 49,253        $ 51,431
Reimbursable office expenses      110,525         108,122


   The Partnership pays management fees equal to 6% of the receipts from Raleigh Springs.

   As of December 31, 2006, the Partnership had made all payments to affiliates except for $3,987 for management fees.


(6)  OPERATING LEASES

   The   Partnership   is  the  lessor  under   operating   lease
agreements  with  tenants  at  its  remaining  property,  Raleigh
Springs Marketplace. The minimum future rental income to be received on these operating leases is as follows:

Year ending December 31,
        2007            $  753,705
        2008               707,545
        2009               584,503
        2010               380,188
        2011               328,638
        Thereafter         819,431
                        ----------
        Total           $3,574,010
                        ==========

    At December 31, 2006, AJ Wright occupied approximately 22% of
the   gross   leaseable  square  footage   of   Raleigh   Springs
Marketplace.

   Collection   of  future  rental  income  under   these   lease
agreements  is  subject  to  the  financial  stability   of   the
underlying tenants.


(7)  EQUITY INVESTMENT

   The  Partnership  owned a 47% interest  in  Sabal  Palm  Joint
Venture ("Sabal Palm") and accounted for its investment under the equity method.

  On December 7, 2005, the joint venture sold the Sabal Palm property for a gross sales price of $4,350,000. The joint venture received net sales proceeds, after repayment of the first mortgage, of approximately $1,601,000 and recognized a gain on the sale of $1,189,925. Under the terms of the transaction, the joint venture was able to bill and retain the 2005 common area maintenance reimbursements. Accordingly, in late December 2005, the joint venture billed the Sabal Palm tenants approximately $75,000 for its common area reimbursement. In 2006, the joint venture distributed all its cash to its partners and liquidated.

   The following are condensed statements of operations for Sabal Palm:
                        Liquidation Basis
                For the years ended December 31,

                                  2006              2005
                                --------        ----------
Rental income                   $     --        $  474,057
Other income                       4,182           159,763
                                --------        ----------
                                   4,182           633,820
                                --------        ----------

Mortgage and  other interest          --           156,533
Operating and
 administrative expenses          31,950           453,749
                                --------        ----------
                                  31,950           610,282
                                --------        ----------
Net (loss) income before
  gain on sale of property       (27,768)           23,538

Gain on sale of property              --         1,189,925
                                --------        ----------
Net (loss) income               $(27,768)       $1,213,463
                                ========        ==========














                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant

                           Exhibit 21

Name of Subsidiary                  State of Formation

Brauvin Sabal Palm Joint Venture          Florida

Brauvin Raleigh LLC                      Delaware