Form 10QSB
period 2007-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2007-05-15
CIK 736908

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended      March 31, 2007
                               or
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

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X].

Indicate by check mark whether the registrant is a shell  company
(as defined by Rule 12b-2 of the Exchange Act).  Yes     No   X.

                              INDEX

                             PART I
                                                           Page

Item 1.   Financial Statements                               3

          Consolidated Statement of Net Assets in Liquidation
          as of March 31, 2007(Liquidation Basis)            4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2007 to
          March 31, 2007 (Liquidation Basis)                 5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2006 to
          March 31, 2006 (Liquidation Basis)                 6

          Consolidated Statements of Operations for the
          three months ended March 31, 2007 and 2006
          (Liquidation Basis)                                7

          Notes to Consolidated Financial Statements         8

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      16

Item 3.   Controls and Procedures                           21

                             PART II

Item 1.   Legal Proceedings                                 22

Item 2.   Changes in Securities                             22

Item 3.   Defaults Upon Senior Securities                   22

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           22

Item 5.   Other Information                                 22

Item 6.   Exhibits, and Reports on Form 8-K                 22

Signatures                                                  23




                 Brauvin Real Estate Fund L.P. 4
                 (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2007 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2007 to March 31, 2007 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2006 to March 31, 2006 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2006 Annual Report on Form 10-KSB.




                 Brauvin Real Estate Fund L.P. 4
                 (a Delaware limited partnership)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2007 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                     $6,026,500
Cash and cash equivalents                        449,275
Tenant receivables                                 8,339
Escrow deposits                                  178,108
Other assets                                       2,757
                                              ----------
  Total Assets                                 6,664,979
                                              ----------

LIABILITIES

Mortgage notes payable (Note 4)                4,400,000
Accounts payable and accrued expenses            105,837
Reserve for estimated costs during
  the period of liquidation                      129,450
Tenant security deposits                          13,090
Due to affiliates                                  5,532
                                              ----------
  Total Liabilities                            4,653,909
                                              ----------
Net Assets in Liquidation                     $2,011,070
                                              ==========








  See accompanying notes to consolidated financial statements.





                 Brauvin Real Estate Fund L.P. 4
                 (a Delaware limited partnership)



 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               FOR
          THE PERIOD JANUARY 1, 2007 TO MARCH 31, 2007
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2007     $1,970,445

Excess revenue over expenses
 from operations                                     11,150

Adjustment to estimated liquidation costs            29,475
                                                 ----------

Net assets in liquidation at March 31, 2007      $2,011,070
                                                 ==========


Net assets available to:

  General Partners                               $       --
                                                 ==========

  Limited Partners                               $2,011,070
                                                 ==========









  See accompanying notes to consolidated financial statements.




                 Brauvin Real Estate Fund L.P. 4
                 (a Delaware limited partnership)



 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
        FOR THE PERIOD JANUARY 1, 2006 TO MARCH 31, 2006
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2006
  as previously reported                         $2,092,903

Restatement to eliminate deferred gain              464,312
                                                 ----------
Net assets in liquidation at January 1, 2006
  as restated                                     2,557,215

Excess (expenses) over revenue from
  operations                                        (45,054)

Adjustment to estimated liquidation costs           (57,150)
                                                 ----------

Net assets in liquidation at March 31, 2006      $2,455,011
                                                 ==========


Net assets available to

  General Partners                               $       --
                                                 ==========

  Limited Partners                               $2,455,011
                                                 ==========










  See accompanying notes to consolidated financial statements.




                 Brauvin Real Estate Fund L.P. 4
                 (a Delaware limited partnership)



              CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
                       (LIQUIDATION BASIS)
                           (Unaudited)

                               2007           2006
                             --------       --------
INCOME
Rental                      $ 176,676       $178,828
Interest                        2,105          5,588
Other, primarily tenant
  expense reimbursements       36,581         40,347
                            ---------       --------
  Total income                215,362        224,763
                            ---------       --------

EXPENSES
Interest                       84,249         74,663
Real estate taxes              29,552         31,200
Repairs and maintenance         5,996          5,509
Management fees (Note 5)       13,684         13,918
Other property operating        9,856         11,928
General and administrative     60,875        123,662
                            ---------       --------
  Total expenses              204,212        260,880
                            ---------       --------
Excess revenue over (expenses)
  before equity interests      11,150        (36,117)

Equity interest in Sabal
  Palm Joint Venture's
  excess (expenses) over
  revenue                         --          (8,937)
                            ---------       --------

Excess revenue over (expenses)
  from operations           $  11,150       $(45,054)
                            =========       ========






  See accompanying notes to consolidated financial statements.






                 Brauvin Real Estate Fund L.P. 4
                 (a Delaware limited partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The  financial statements consolidate the accounts of  Brauvin
Real  Estate Fund L.P. 4 (the "Partnership") and Brauvin Raleigh,
LLC in addition to a 47% interest in another joint venture, which is accounted for using the equity method of accounting.

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of March 31, 2007.

   Estimated Liquidation Costs

    Estimated costs expected to be incurred during the remaining liquidation period through December 31, 2007 include legal fees, insurance costs and other administrative items. Such costs do not include costs associated with leasing available space at Raleigh Springs.

   Actual  results could differ materially from these  estimates.
On a regular basis an evaluation is made of the assumptions, judgments and estimates and changes are recorded, as appropriate.

   Accounting Method

   The accompanying consolidated financial statements have been prepared in accordance with the liquidation basis of accounting.

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at net realizable value. An allowance for doubtful accounts of $34,179 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   The  Partnership  has a derivative which  is  valued  at  fair
market  value.   The  fair market value of  the  derivative,  the
interest rate cap in Note 4, is not material.

   Restatement

   Under liquidation basis of accounting, there is no basis for retaining the deferral for gain recognition which was required under the going concern accounting principle. Net assets available for liquidation at January 1, 2006 have been restated to increase the net assets available for liquidation by $464,312, the amount of the previously recorded deferred gain.



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

   At  March  31, 2007, the Preferential Distribution  Deficiency
exceeded   the  potential  liquidation  value  of  the  remaining
Partnership assets.


  (3)  REAL ESTATE HELD FOR SALE

  As a result of the adoption of the liquidation basis of accounting (Note 1) the Partnership adjusted its real estate holdings to net realizable value.

  At March 31, 2007, the amount in real estate held for sale represents the Partnership's estimated value (net of closing costs) for the Raleigh Springs Market Place.


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

   On November 17, 2005, the Partnership paid off the prior loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and has a twelve-month maturity. In addition, the Partnership has the ability to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000). Interest is payable based on the LIBOR rate plus 2.25%. On March 31, 2007 and March 31, 2006 the interest rate was approximately 7.57% and 7.00%, respectively.

   The Partnership was also required to purchase an interest rate caps with one year maturity at a cost of $5,000 and $2,000 at December 15, 2006 and 2005, respectively. The interest rate caps fixed the LIBOR rate at 6.45%. The notional amount of the interest rate cap agreements are identical to the notional amount of the mortgage loan. The fair market value of the interest rate cap agreements at March 31, 2007 and December 31, 2006 is $0.

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

   Raleigh Springs Marketplace serves as collateral under the respective non recourse debt obligation.

 (5) TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners or their affiliates for the three months ended March 31, 2007 and 2006 were as follows:

                                2007             2006
                               -------          -------
Management fees                $13,684          $13,918
Reimbursable office expenses    29,475           19,050

   As of March 31, 2007, the Partnership had made all payments to affiliates except for $5,532 for management fees.


(6)  EQUITY INVESTMENT


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

   The Partnership intends to sell Raleigh Springs in 2007 under a closed bid process which will include identification of target buyers with proven financing ability and performance of certain evaluations of the properties, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit.


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

   In the first quarter of 2006, the Partnership received an expression of interest in leasing the remaining space that was the former Toys "R" Us (approximately 11,000 square feet). In the second quarter of 2006, the Partnership and Marty's, LLC (a regional supplier of mens fashion clothing) executed a lease agreement. The tenant required significant improvements to be made to the space prior to its occupancy. The Partnership intends to pay for these improvements through the use of the escrow funds held by the First Mortgage lender (as detailed above) and available cash on hand. Marty's began its occupancy in mid November 2006 and has begun paying rent in April 2007. The Partnership is currently in the process of evicting a tenant that occupies approximately 4,800 square feet (or 4.2% of the center) for non-payment of rent. However, the Partnership is in the early stages of negotiation with a potential replacement tenant for this space.

   The Partnership has made a number of cosmetic repairs and improvements to Raleigh Springs to improve its marketability for sale. These improvements included painting and repair of the sign band as well as minor parking lot repairs and a full parking lot reseal and restriping.

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


Results  of  Operations - Three months ended March 31,  2007  and
2006 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated an excess of revenue over expenses of $11,000 for the period ended March 31, 2007 as compared to an excess of expenses over revenue of $45,000 for the same period in 2006. The $56,000 increase in an excess of revenue over expenses is primarily a result of a decrease in total expenses of $57,000 reduced by a decrease in total income of $9,000. The Partnership's share of Sabal Palms net loss decreased $9,000.

  Total income for the period ended March 31, 2007 was $215,000 as compared to $225,000 for the same period in 2006. The $10,000 decrease in total revenue was primarily a result of decreases in other tenant expense reimbursements and interest income of approximately $4,000 and $3,000, respectively.

  Total expenses for the period ended March 31, 2007 were $204,000 as compared to $261,000 for the same period in 2006. The $57,000 decrease in total expense was due to a decrease in general and administrative expense of $63,000, a decrease in operating expense of $2,000, and a decrease in real estate tax of $2,000. Partially offsetting these decreases was an increase in interest expense of $10,000.

Results  of  Operations - Three months ended March 31,  2006  and
2005 (Liquidation Basis)

  The Partnership generated excess of expenses over revenue of $45,000 for the period ended March 31, 2006 as compared to excess of expenses over revenue of $169,000 for the same period in 2005. The $124,000 decrease in net loss is primarily a result of a decrease in total income of $1,000 offset by a decrease in total excess of expenses over revenue expense of $14,000. The Partnership's share of Sabal Palms net loss decreased $34,000.

  Total  income for the period ended March 31, 2006 was  $225,000 as compared to $225,000 for the same period in 2005.

  Total expenses for the period ended March 31, 2006 were $261,000 as compared to $351,000 for the same period in 2005. The $110,000 decrease in total expense was due to a decrease in interest expense of $26,000 as a result of the November 17, 2005 Raleigh Springs loan refinancing. Partially offsetting the decrease in interest expense was increases in general and administrative, operating, repairs and maintenance, and real estate tax expense.




ITEM 3.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

  Our Chief Executive Officer and Chief Financial Officer, of the corporate general partner, have reviewed and evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the date of this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership's current disclosure controls and procedures are effective and timely, providing all material information relating to the Partnership required to be disclosed in reports filed or submitted under the Exchange Act.

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

                              DATE: May 15, 2007


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: May 15, 2007







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

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented  in  this  report our conclusions  about  the
          effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c)   Disclosed  in  this  report any  change  in  the  small
          business   issuer's  internal  control  over  financial
          reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

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

                              DATE: May 15, 2007



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

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented  in  this  report our conclusions  about  the
          effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c)   Disclosed  in  this  report any  change  in  the  small
          business   issuer's  internal  control  over  financial
          reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

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



                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: May 15, 2007


                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                              DATE:     May 15, 2007


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE:     May 15, 2007