Form 10QSB
period 2007-09-30
BRAUVIN REAL ESTATE FUND LP 4
filed 2007-11-15
CIK 736908

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended      September 30, 2007

                               or
  [ ]Transition Report Pursuant to Section 13 or 15(d) of the Se curities Exchange Act of 1934

    For the transition period from _________  to  ____________

    Commission File Number   __________ 0-13402_______________

    _____________Brauvin Real Estate Fund L.P. 4_______________
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


                              INDEX
                             PART I
                                                           Page

Item 1.   Financial Statements                               3

          Consolidated Statement of Net Assets in Liquidation
          as of September 30, 2007(Liquidation Basis)        4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2007 to
          September 30, 2007 (Liquidation Basis)             5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2006 to
          September 30, 2006 (Liquidation Basis)             6

          Consolidated Statement of Operations for the nine
          months ended September 30, 2007 and 2006
          (Liquidation Basis)                                7

          Consolidated Statements of Operations for the
          three months ended September 30, 2007 and 2006
          (Liquidation Basis)                                8

          Notes to Consolidated Financial Statements         9

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      17

Item 3.   Controls and Procedures                           22

                             PART II
Item 1.   Legal Proceedings                                 23

Item 2.   Changes in Securities                             23

Item 3.   Defaults Upon Senior Securities                   23

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           23

Item 5.   Other Information                                 23

Item 6.   Exhibits, and Reports on Form 8-K                 23

Signatures                                                  24


                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of September 30, 2007 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2007 to September 30, 2007 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2006 to September 30, 2006 (Liquidation Basis, Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2006 Annual Report on Form 10-KSB.



                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
             SEPTEMBER 30, 2007 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Real estate held for sale                     $6,026,500
Cash and cash equivalents                        391,904
Tenant receivables                                 8,619
Escrow deposits                                  200,962
Other assets                                      38,102
                                              ----------
  Total Assets                                 6,666,087
                                              ----------

LIABILITIES

Mortgage notes payable (Note 4)                4,400,000
Accounts payable and accrued expenses             95,755
Reserve for estimated costs during
  the period of liquidation                      129,450
Tenant security deposits                          13,090
Due to affiliates                                  4,049
                                              ----------
  Total Liabilities                            4,642,344
                                              ----------

Net Assets in Liquidation                     $2,023,743
                                              ==========






  See accompanying notes to consolidated financial statements.



                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
      FOR THE PERIOD JANUARY 1, 2007 TO SEPTEMBER 30, 2007
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2007  $1,970,445

Adjustment to estimated liquidation costs         29,475

Excess revenue over expenses
 from operations                                  23,823

                                              ----------

Net assets in liquidation at
 September 30, 2007                           $2,023,743
                                              ==========


Net assets available to:

  General Partners                            $       --
                                              ==========

  Limited Partners                            $2,023,743
                                              ==========







  See accompanying notes to consolidated financial statements.



                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
      FOR THE PERIOD JANUARY 1, 2006 TO SEPTEMBER 30, 2006
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2006
  as previously reported                      $2,092,903

Restatement to eliminate deferred gain           464,312
                                              ----------
Net assets in liquidation at January 1, 2006
  as restated                                  2,557,215

Adjustment to estimated liquidation costs        (50,325)

Excess (expenses) over revenue from
   operations                                   (519,948)
                                              ----------

Net assets in liquidation at
 September 30, 2006                           $1,986,942
                                              ==========


Net assets available to

  General Partners                            $       --
                                              ==========

  Limited Partners                            $1,986,942
                                              ==========




  See accompanying notes to consolidated financial statements.




                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
                       (LIQUIDATION BASIS)
                           (Unaudited)

                               2007           2006
                             --------      ---------
INCOME
Rental                       $562,367     $  532,044
Interest                        4,732         16,336
Other, primarily tenant
  expense reimbursements       94,629        120,348
                             --------     ----------
  Total income                661,728        668,728
                             --------     ----------
EXPENSES
Interest                      255,463        240,356
Real estate taxes              88,363         83,367
Repairs and maintenance        36,512         20,309
Management fees (Note 5)       39,356         37,676
Other property operating       40,893         30,164
General and administrative    177,318        765,479
                             --------     ----------
  Total expenses              637,905      1,177,351
                             --------     ----------

Excess revenue over (expenses)
  before equity interests      23,823       (508,623)

Equity interest in Sabal
  Palm Joint Venture's
  excess (expenses) over
  revenue                          --        (11,325)
                             --------     ----------

Excess revenue over (expenses)
  from operations            $ 23,823     $(519,948)
                             ========     =========






  See accompanying notes to consolidated financial statements.




                 BRAUVIN REAL ESTATE FUND L.P. 4
                 (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
                       (LIQUIDATION BASIS)
                           (Unaudited)

                               2007           2006
                             --------       --------
INCOME
Rental                       $187,970       $173,704
Interest                        1,183          6,079
Other, primarily tenant
  expense reimbursements       29,689         32,111
                             --------       --------
  Total income                218,842        211,894
                             --------       --------

EXPENSES
Interest                       87,019         84,244
Real estate taxes              29,440         25,984
Repairs and maintenance         4,861         12,343
Management fees (Note 5)       12,741         11,211
Other property operating       16,444          9,065
General and administrative     50,174        247,462
                             --------       --------
  Total expenses              200,679        390,309
                             --------       --------

Excess expenses over revenue
  from operations            $ 18,163      $(178,415)
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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership has begun the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of September 30, 2007.

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

   At   September   30,   2007,  the  Preferential   Distribution
Deficiency exceeded the potential liquidation value of the remaining Partnership assets.


  (3)  REAL ESTATE HELD FOR SALE

  As a result of the adoption of the liquidation basis of accounting (Note 1) the Partnership adjusted its real estate holdings to net realizable value.

  At September 30, 2007, the amount in real estate held for sale represents the Partnership's estimated value (net of closing costs) for the Raleigh Springs Market Place.


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

   On November 17, 2005, the Partnership paid off the prior loan (in the amount of $3,910,423) from the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan requires payments of interest only and has a twelve-month maturity. In addition, the Partnership had the ability to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000). Interest is payable based on the LIBOR rate plus 2.25%. On September 30, 2007 and September 30, 2006 the interest rate was approximately 8.00% and 7.58%, respectively. The Partnership has requested an extension of the facility through March 9, 2008. The lender is currently considering the proposal and there can be no assurance that the loan will be extended.

   The Partnership was also required to purchase interest rate caps with one year maturity at a cost of $5,000 and $2,000 at December 15, 2006 and 2005, respectively. The interest rate caps fixed the LIBOR rate at 6.45%. The notional amount of the interest rate cap agreements are identical to the notional amount of the mortgage loan. The fair market value of the interest rate cap agreements at September 30, 2007 and December 31, 2006 is $0.

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

 (5) TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners  or their affiliates for the nine months ended September
30, 2007 and 2006 were as follows:

                                 2007             2006
                               -------          -------
Management fees                $39,356          $37,676
Reimbursable office expenses    88,425           71,050

   As of September 30, 2007, the Partnership had made all payments to affiliates except for $4,049 for management fees.


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

   The Partnership intends to sell Raleigh Springs late in 2007 or early 2008 under a closed bid process which will include identification of target buyers with proven financing ability and performance of certain evaluations of the properties, such as environmental testing. Potential buyers will be requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners have determined that each bid must be all cash, completely unconditional and accompanied by a substantial deposit. Subsequent to the end of the second quarter, the property was listed for sale with a national broker that has experience in the Memphis Market. The initial marketing has generated significant interest in the property. The Partnership has negotiated a contract for the sale of the property with an unaffiliated third party. The buyer is currently in its due diligence investigation period. If the buyer deems the property to be satisfactory, the contract calls for the sale to be completed by year end 2007. However, there is no assurance that this sale will be completed under the terms or timing currently anticipated.

   The  Partnership  has requested an extension  of  the  Raleigh
facility   through  March  9,  2008.   The  lender  is  currently
considering the proposal and there can be no assurance that the loan will be extended.

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

   In the first quarter of 2006, the Partnership received an expression of interest in leasing the remaining space that was the former Toys "R" Us (approximately 11,000 square feet). In the second quarter of 2006, the Partnership and Marty's, LLC (a regional retailer of mens fashion clothing) executed a lease agreement. The tenant required significant improvements to be made to the space prior to its occupancy. The Partnership primarily paid for these improvements through the use of the escrow funds held by the First Mortgage lender (as detailed above) and available cash on hand. Marty's began its occupancy in mid November 2006 and has begun paying rent in April 2007. A tenant that had occupied approximately 4,800 square feet (or 4.2% of the center) filed for bankruptcy and has terminated its lease. During the fourth quarter, the Partnership expanded the expanded the lease space with the VA by 600 square feet. In addition, the Partnership has a verbal indication from Sav A Lot that it intends to exercise its five year renewal option.

   The Partnership has made a number of cosmetic repairs and improvements to Raleigh Springs to improve its marketability for sale. These improvements included painting and repair of the sign band as well as minor parking lot repairs and a full parking lot reseal and restriping. In addition, Sav A Lot has recently requested permission to upgrade its signage at the property.

   The Partnership has negotiated a contract for the sale of the property with an unaffiliated third party. The buyer is currently in its due diligence investigation period. If the buyer deems the property to be satisfactory, the contract calls for the sale to be completed by year end 2007. However, there is no assurance that this sale will be completed under the terms or timing currently anticipated.

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

Results of Operations - Nine months ended September 30, 2007  and
2006 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated an excess of revenue over expenses of $24,000 for the period ended September 30, 2007 as compared to an excess of expenses over revenue of $520,000 for the same period in 2006. The $544,000 increase in excess of revenue over expenses is primarily a result of a decrease in total expenses of $539,000 reduced by a decrease in total income of $7,000. The Partnership's share of Sabal Palms net loss decreased $11,000.

  Total income for the period ended September 30, 2007 was $662,000 as compared to $669,000 for the same period in 2006. The $7,000 decrease in total revenue was primarily a result of decreases in other primarily tenant expense reimbursements and interest income of approximately $26,000 and $11,000, respectively. Other primarily tenant expense reimbursements decreased $26,000 from 2006 to 2007 as a result of certain tenants at Raleigh Springs Marketplace reimbursing the Partnership for tenant improvement items completed in 2006, while no such work was done in 2007. Offsetting the decrease in other primarily tenant expense reimbursements was an increase in rental income of $30,000, which was the result of increased occupancy at the Raleigh in 2007.

  Total expenses for the period ended September 30, 2007 were $638,000 as compared to $1,177,000 for the same period in 2006. The $539,000 decrease in total expense was due to a decrease in general and administrative expense of $588,000 relating to the Marty's buildout at Raleigh Springs Marketplace, offset by an increase in repairs and maintenance of $16,000 relating to the parking lot repairs and resurfacing at Raleigh Springs. Additionally, interest expense increased $15,000 which relates to higher interest rates in 2007 when compared to 2006.

Results of Operations - Three months ended September 30, 2007 and
2006 (Liquidation Basis)

  The Partnership generated excess expenses over revenues of $18,000 for the period ended September 30, 2007 as compared to excess of expenses over revenue of $178,000 for the same period in 2006. The $196,000 decrease in excess expenses over revenues is primarily a result of a decrease in total expenses of $189,000 and increase in total income of $7,000.

  Total income for the period ended September 30, 2007 was $219,000 as compared to $212,000 for the same period in 2006. The increase in total income is primarily a result of an increase in rental income of $14,000, which was relates to an increased occupancy at the Raleigh in 2007. Partially offsetting the increase in rental revenue was a decrease in interest income of $5,000 and a decrease in other primarily tenant expense reimbursements of $2,000 from 2006 to 2007.

  Total expenses for the period ended September 30, 2007 were $201,000 as compared to $390,000 for the same period in 2006. The $189,000 decrease in total expense was due to a decrease in general and administrative expense of $197,000 and a decrease in repairs and maintenance of $7,000, partially offset by increases in operating expense of $7,000, real estate tax expense of $3,000 and interest expense of $3,000. The decrease in general and administrative expense relates to the costs of the Marty's buildout at Raleigh Springs Marketplace in 2006. Repairs and maintenance expense increased as a result of the parking lot repairs and resurfacing at Raleigh Springs Marketplace.




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

                              DATE: November 14, 2007


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: November 14, 2007





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

                              DATE: November 14, 2007





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

                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: November 14, 2007




                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                              DATE:     November 14, 2007


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE:     November 14, 2007