Form 10KSB
period 2007-12-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2008-04-01
CIK 736908

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-KSB

[X]   Annual  Report  Under  Section 13 or 15(d)  of  the  Securities
      Exchange Act of 1934

      For the fiscal year ended   December 31, 2007

                                 or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from               to

      Commission File Number               0-13402

                   Brauvin Real Estate Fund L.P. 4
       (Name of small business issuer in its charter)

                 Delaware                      36-3304339
      (State or other jurisdiction of     (I.R.S. Employer
       incorporation or organization)    Identification No.)

      205 N. Michigan Avenue Chicago, Illinois          60601
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

Check whether the issuer is not required to file reports pursuant  to
Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes     X    No        .

Check  if there is no disclosure of delinquent filers in response  to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Indicate by check mark whether the registrant is a shell company  (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No  X  .

State issuer's revenues for its most recent fiscal year $900,661.

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


                  BRAUVIN REAL ESTATE FUND L.P. 4
                   2007 FORM 10-KSB ANNUAL REPORT
                               INDEX
                               PART I
                                                             Page
Item 1.   Description of Business                            3

Item 2.   Description of Properties                          4

Item 3.   Legal Proceedings                                  7

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   7

                              PART II
Item 5.   Market for the Issuer's Limited Partnership Interests,
          Related Security Holder Matters and Small
          Business Issuer Purchases of Equity Securities     8

Item 6.   Management's Discussion and Analysis or Plan of
          Operation                                          8

Item 7.   Consolidated Financial Statements
          and Supplementary Data                            14

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure               14

Item 8a.  Controls and Procedures                           15

Item 8b.  Other Information                                 16

                              PART III
Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act                               17

Item 10.  Executive Compensation                            18

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                    19

Item 12.  Certain Relationships and Related Transactions    20

Item 13.  Exhibits                                          21

Item 14.  Principal Accountant Fees and Services.           22

Signatures                                                  23

                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)

                             PART I

Item 1.   Description of Business.

  The Partnership is a Delaware limited partnership organized for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. The General Partners of the Partnership are Brauvin Ventures, Inc. and Jerome J. Brault. The Partnership is managed by an affiliate of the General Partners.

  Properties acquired by the Partnership either directly or indirectly through joint ventures were: (a) Fortune Professional Building (which was sold February 2003); (b) Raleigh Springs Marketplace(which was sold in December 2007); (c) Strawberry Fields Shopping Center (which was sold in July 2001); and (d) Sabal Palm Shopping Center (which was sold in December 2005).

   The General Partners originally intended to dispose of the Partnership's properties approximately five to eight years after acquisition of each property, with a view toward liquidation of the Partnership. Due to the past real estate market conditions and economic trends in the areas where the Partnership's properties were located, the General Partners believed it to be in the best interest of the Partnership to retain the properties until such time as the General Partners reasonably believed it was appropriate to dispose of the Partnership's properties. In order to make this determination, the General Partners periodically evaluated market conditions.

   The limited partnership agreement (the "Agreement") provides that the Partnership shall terminate December 31, 2010, unless sooner terminated. The General Partners shall in no event dispose of the properties after that date.

   The Partnership has no employees.

Market Conditions/Competition

   Prior to the sale of its last property, the Partnership faced active competition in all aspects of its business and competed with entities which owned properties similar in type to those owned by the Partnership. Competition existed in such areas as attracting and retaining creditworthy tenants, financing capital improvements and selling properties. Many of the factors affecting the ability of the Partnership to compete were beyond the Partnership's control, such as softened markets caused by an oversupply of similar rental facilities, declining performance in the economy in which a property was located, population shifts, reduced availability and increased cost of financing, changes in zoning laws or changes in patterns of the needs of users. The Partnership retained ownership of its properties for periods longer than anticipated at acquisition.

   Market  conditions  weakened in several markets  resulting  in
lower   cash   flows  than  were  originally  anticipated.    The
Partnership strived to maximize economic occupancy and, as such, adjusted rents to attract and retain tenants.

   The Partnership, by virtue of its prior ownership of real estate, was subject to federal and state laws and regulations covering various environmental issues. Management of the Partnership retained the services of third parties who held themselves out to be experts in the field to assess a wide range of environmental issues and conduct tests for environmental contamination. Management believes that all prior real estate owned by the Partnership was in full compliance with applicable environmental laws and regulations.


Item 2.   Description of Properties.

   The   following   is  a  summary  of  the  real   estate   and
improvements owned by the Partnership at January 1, 2006 and subsequent transactions related thereto. For the purpose of the information disclosed in this section, the following terms are defined as follows:


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

   On November 17, 2005, the Partnership paid off its existing loan (in the amount of $3,910,423) using the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan required payments of interest only and had a twelve-month maturity, however, the Partnership had the ability to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000), which the Partnership exercised in 2006. Interest was payable based on the LIBOR rate plus 2.25%. On December 31, 2006 the total interest rate was approximately 7.6%. The Partnership was also required to purchase interest rate caps at a cost of $5,000 and $2,500, which capped the LIBOR rate at 6.45% for a one year period from December 2006 and 2005, respectively. The notional amount of the interest rate cap agreement was identical to the notional amount of the loan. The fair market value of the interest rate cap at December 31, 2006 was $0. The change in fair value is reflected in general and administrative expense in the accompanying consolidated statement of operations as the Partnership had not elected to designate the interest rate cap as a hedge.

   The First Mortgage also required the establishment of a $300,000 escrow that could be used for the payment of tenant improvements and leasing commissions.

   The  First  Mortgage lender also required the  Partnership  to create a special purpose entity, Brauvin Raleigh LLC, which is fully owned by the Partnership. The Partnership transferred its ownership interest in Raleigh Springs to the special purpose entity. The Partnership was also required to enter into a limited guaranty agreement. Primarily, under the terms of the guaranty agreement the Partnership will not be personally liable unless the Partnership or Brauvin Raleigh LLC commit fraud by misapplication or misappropriation of cash receipts.

   Prior to the sale, the outstanding First Mortgage balance encumbered by the property was $4,400,000.

  Raleigh Springs has two tenants (AJ Wright and Sav A Lot)which occupy ten percent or more of the rentable square footage.

   In the first quarter of 2006, the Partnership received an expression of interest in leasing the remaining space that was the former Toys "R" Us (approximately 11,000 square feet). In the second quarter of 2006, the Partnership and Marty's, LLC (a regional supplier of men's fashion clothing) executed a lease agreement. The tenant required significant improvements to be made to the space prior to its occupancy. The Partnership paid for these improvements through the use of the escrow funds held by the First Mortgage lender (as detailed above) and available cash on hand. Marty's began its occupancy in mid November 2006 and began paying rent in April 2007.

   On December 28, 2007, Brauvin Raleigh, L.L.C., an affiliate of the Partnership, sold the property for a gross sales price of $7,125,000, which was the Partnership's last property investment. The Partnership received net sales proceeds, after repayment of the First Mortgage, of approximately $2,423,000 and recognized a gain on the sale of approximately $797,000. Under the terms of the transaction, the Partnership was able to bill and retain the 2007 common area maintenance and real estate tax reimbursements. Accordingly, in early 2008, the Partnership billed the Raleigh Springs Marketplace tenants approximately $18,000 for reimbursements. The Partnership is endeavoring to collect the remaining receivables from the tenants.

   The Partnership was required to provide certain representations and warranties to the purchaser for six months from the date of sale. The Partnership anticipates making a final distribution to Unit Holders soon after the expiration of the representations and warranties in third quarter of 2008.

Item 3.                     Legal Proceedings.

   None.

Item  4.                      Submission of Matters to a Vote  of
Security Holders.

   None.




                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)


                             PART II

Item 5.Market  for  the  Issuer's Limited Partnership  Interests,
       Related Security Holder Matters and Small Business  Issuer
       Purchases of Equity Securities.

   At December 31, 2007, there were approximately 478 Limited Partners in the Partnership. There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Ventures, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant   to   the   terms  of  the  Agreement,   there   are
restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any substitution of a Limited Partner.

   There  were no cash distributions to Limited Partners in  2007 and 2006.

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


Liquidity and Capital Resources

   The   Partnership's  mortgage  notes  payable  was   satisfied
through the sale of Raleigh Springs Marketplace.

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

   The Partnership sold the Raleigh Springs Marketplace under a closed bid process which included identification of target buyers with proven financing ability and performance of certain evaluations of the property, such as environmental testing. Potential buyers were requested to sign confidentiality agreements to safeguard the Partnership's confidential proprietary information. The General Partners determined that each bid must have been all cash, completely unconditional and accompanied by a substantial deposit.

Property Status

   Raleigh Springs Marketplace


   In the first quarter of 2006, the Partnership received an expression of interest in leasing the remaining space that was the former Toys "R" Us (approximately 11,000 square feet). In the second quarter of 2006 the Partnership and Marty's, LLC (a regional supplier of men's fashion clothing) executed a lease agreement. The tenant required significant improvements to be made to the space prior to its occupancy. The Partnership intends to pay for these improvements through the use of the escrow funds held by the First Mortgage lender (as detailed below) and available cash on hand. Marty's began its occupancy in mid November 2006 and began paying rent in April 2007.

  The   Partnership  made  a  number  of  cosmetic  repairs   and
improvements to the center to improve its marketability for sale.
These improvements included painting and repair of the sign band as well as minor parking lot repairs.

   On November 17, 2005, the Partnership paid off its existing loan (in the amount of $3,910,423) using the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan required payments of interest only and had a twelve-month maturity, however, the Partnership had the ability to extend this loan for an additional twelve-month period (with the payment of an additional fee of $11,000), which the Partnership exercised in 2006. Interest was payable based on the LIBOR rate plus 2.25%. At December 31, 2006 the total interest rate was approximately 7.6%. The Partnership was also required to purchase interest rate caps at a cost of $5,000 and $2,500, which capped the LIBOR rate at 6.45% for a one year period from December 2006 and 2005, respectively. The notional amount of the interest rate cap agreement was identical to the notional amount of the loan. The fair market value of the interest rate cap at December 31, 2006 was $0. The change in fair value is reflected in general and administrative expense in the accompanying consolidated statement of operations as the Partnership had not elected to designate the interest rate cap as a hedge.

   The First Mortgage also required the establishment of a $300,000 escrow that could be used for the payment of tenant improvements and leasing commissions. The Partnership has been reimbursed approximately $229,000 from the escrow account for improvements related to the Marty's buildout.

   The  First  Mortgage lender also required the  Partnership  to create a special purpose entity, Brauvin Raleigh LLC, which is fully owned by the Partnership. The Partnership transferred its ownership interest in Raleigh Springs to the special purpose entity. The Partnership was also required to enter into a limited guaranty agreement. Primarily, under the terms of the guaranty agreement the Partnership will not be personally liable unless the Partnership or Brauvin Raleigh LLC commit fraud by misapplication or misappropriation of cash receipts.

   On December 28, 2007, Brauvin Raleigh, L.L.C., an affiliate of the Partnership, sold the property for a gross sales price of $7,125,000, which was the Partnership's last property investment. The Partnership received net sales proceeds, after repayment of the First Mortgage, of approximately $2,423,000 and recognized a gain on the sale of approximately $797,000. Under the terms of the transaction, the Partnership was able to bill and retain the 2007 common area maintenance and real estate tax reimbursements. Accordingly, in early 2008, the Partnership billed the Raleigh Springs Marketplace tenants approximately $18,000 for reimbursements. The Partnership is endeavoring to collect the remaining receivables from the tenants.

   The Partnership was required to provide certain representations and warranties to the purchaser for six months from the date of sale. The Partnership anticipates making a final distribution to Unit Holders soon after the expiration of the representations and warranties in third quarter of 2008.

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


Results of Operations

   The   Partnership's   revenue  and  expenses   were   affected
primarily by the operations of the property. Property operations, and in particular the components of income, demand for space and rental rates are, to a large extent, determined by local and national market conditions.

   These   conditions  have  generally  adversely  impacted   the
Partnership's property economics.

   The General Partners conducted an in-depth assessment of each property's physical condition as well as a demographic analysis to assess opportunities for increasing occupancy and rental rates and decreasing operating costs. In all instances, decisions concerning restructuring of loan terms, reversions and subsequent operation of the property were made with the intent of maximizing the potential proceeds to the Partnership and, therefore, return of investment and income to Limited Partners.


Results  of Operations for the years ended December 31, 2007  and
2006

   As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

   The Partnership generated an excess of expenses over revenue of $188,000 for the year ended December 31, 2007 as compared to an excess of expenses over revenue of $608,000 for the same period in 2006. The $420,000 decrease in expenses over revenues is the result of an increase in total income of $28,000 and a decrease in total expense of $381,000.

   Total  revenue  for  the  year ended  December  31,  2007  was
$901,000 as compared to $873,000 for the same period in 2006. The $28,000 increase in total revenue was the result of a $25,000 increase in rental income and an increase in other income of
$17,000. Partially offsetting the increase in rental and other income was a decrease in interest income of $14,000. Increases in rental and other income is primarily the result of an increase in Raleigh Springs economic occupancy, related primarily to the beginning of rental payments from Marty's in April 2007.

   Total expenses for the year ended December 31, 2007 were $1,088,000 as compared to $1,469,000 for the same period in 2006. The $381,000 decrease in total expense was primarily a result of a $545,000 decrease in tenant improvements and leasing commissions, which was substantially related to the 2006 tenancy costs of Marty's at Raleigh Springs. Partially offsetting this decrease was increases in franchise and other taxes, operating expenses and interest expense. Franchise and other taxes increased $92,000 in 2007 when compared to 2006, primarily as a result of the state tax gain on the sale of Raleigh Springs. Operating expenses increased $65,000 in 2007 when compared to 2006 as a result of replacing certain heating and air conditioning units at the Raleigh Springs in order to facilitate the sale of the property. Interest expense increased $36,000 in 2007 when compared to 2006 as a result of higher interest rates.


Results  of Operations for the years ended December 31, 2006  and
2005

       The Partnership generated an excess of expenses over revenue of $608,000 for the year ended December 31, 2006 as compared to an excess of revenue over expenses of $330,000 for the same period in 2005. The $938,000 decrease in excess revenue over expenses is the result of a decrease in equity interest in Sabal Palm's net income of $582,000 and an increase in total expense of $350,000.

  Total revenue for the year ended December 31, 2006 was $873,000 as compared to $878,000 for the same period in 2005. The $5,000 decrease in total revenue was the result of a $24,000 decrease in rental income. Partially offsetting the decrease in rental income was an increase in interest income of $18,000 and an increase in other income of $1,000. Rental and other income decreased as a result of a decrease in average occupancy at Raleigh Springs. Raleigh Springs physical occupancy, however, increased in November 2006 with Marty's occupancy (but the Partnership did not begin to get rental payments from this tenant until April 2007).

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


Item 8.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

  On December 5, 2006, the Partnership was notified that a majority of the partners of Altschler Melvoin and Glasser, LLP ("AM&G"), including the lead audit partner for the Partnership, had become partners of McGladrey & Pullen, LLP and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor for the Partnership. McGladrey & Pullen, LLP ("M&P") was appointed as the Company's new auditor. The decision to engage M&P was approved by the Partnership's general partners.

  During  the  two  most recent fiscal years prior  to  2006  and
through   the  interim  period  ending  December  5,  2006,   the
Partnership has not consulted with M&P regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, and neither a written report nor oral advice was provided to the Partnership concluding there was an important factor to be considered by the Partnership in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject or a disagreement, or a reportable event with the Partnership's former auditor, AM&G.

Item 8a.  Controls and Procedures

Controls and Procedures


  As of December 31, 2007, the Partnership's Chief Executive Officer and Chief Financial Officer of the Corporate General Partner, have concluded that the Partnership's controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management's Report on Internal Control over Financial Reporting

  The Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Partnership's management assessed the effectiveness of the internal control over financial reporting as of December 31, 2007. In making this assessment, the Partnership's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Partnership's management has concluded that, as of December 31, 2007, the internal control over financial reporting is effective based on these criteria. Further,
there   were   no   changes in  the Partnership's  controls over
financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

  The Partnership's management, including the Chief Executive Officer and Chief Financial Officer of the Corporate General Partner, does not expect that the disclosure controls and procedures of the internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

  This Form 10-KSB does not include an attestation report of the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this Annual Report.


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

  Mr. Jerome J. Brault     Chairman of the Board of Directors,
               Director, Chief Executive Officer and President

  Mr. James L. Brault             Vice President and Secretary

  Mr. Thomas E. Murphy                          Treasurer and
                                       Chief Financial Officer

  The business experience during the past five years of the General Partners, officers and directors is as follows:

  MR. JEROME J. BRAULT (age 74) chairman of the board of directors, president and chief executive officer of the Corporate General Partner, as well as a principal shareholder of the Corporate General Partner. He is a member and manager of Brauvin Real Estate Funds, L.L.C. He is a member of Brauvin Capital Trust L.L.C., Brauvin Net Capital Manager, L.L.C, Brauvin Walton, L.L.C. and Brauvin Net Lease, L.L.C. He is an officer, director and one of the principal shareholders of Brauvin Associates, Inc., Brauvin Management Company, Brauvin Advisory Services, Inc. and Brauvin Securities, Inc., Illinois companies engaged in the real estate and securities businesses. He is the chief executive officer of Brauvin Capital Trust, Inc. Mr. Brault received a B.S. in Business from DePaul University, Chicago, Illinois in 1959.

  MR. JAMES L. BRAULT (age 47) is a vice president and secretary and is responsible for the overall operations of the Corporate General Partner and other affiliates of the Corporate General Partner. Mr. Brault is executive vice president and assistant secretary and is responsible for the overall operations of Brauvin Management Company. He is a manager of Brauvin Capital Trust, L.L.C., BA/Brauvin L.L.C., Brauvin Net Capital, L.L.C., Brauvin Walton L.L.C. and Brauvin Net Lease, L.L.C. He is the president of Brauvin Net Lease, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Real Estate Division of the First National Bank of Chicago ("First Chicago"), based in their Washington, D.C. office. Mr. Brault joined First Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150 million. Mr. Brault received a B.A. in Economics from Williams College, Williamstown, Massachusetts in 1983 and an M.B.A. in Finance and Investments from George Washington University, Washington, D.C. in 1987. Mr. Brault is the son of Mr. Jerome J. Brault.

  MR. THOMAS E. MURPHY (age 41) is the treasurer and chief financial officer of the Corporate General Partner and other affiliates of the Corporate General Partner. Mr. Murphy is also the chief financial officer of Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc. and Brauvin Net Lease, Inc. He is responsible for the Partnership's accounting and financial reporting to regulatory agencies. He joined the Brauvin organization in July 1994. Mr. Murphy received a B.S. in Accounting from Northern Illinois University in 1988. Mr. Murphy is a Certified Public Accountant and is a member of the Illinois CPA Society.


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

  The   General   Partners   received  an   allocation   of   the
Partnership's net income or loss for 2007 and 2006.

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

Item 12.  Certain Relationships and Related Transactions.

   (a  &  b)  The  Partnership is entitled to engage  in  various
transactions  involving  affiliates  of  the  Corporate   General
Partner, as described in the section of the Partnership's Prospectus, as supplemented, entitled "Compensation Table" and "Conflicts of Interest" at pages 10 to 15 and the section of the Agreement entitled "Rights, Duties and Obligations of General
Partners" at pages A-14 to A-17. The relationship of the Corporate General Partner to its affiliates is set forth in Item
9. Cezar M. Froelich resigned as an individual general partner of the Partnership effective 90 days after August 14, 1997 but remains a shareholder of the Corporate General Partner. He is also a principal of the law firm of Shefsky & Froelich Ltd., which firm acted as securities and real estate counsel to the Partnership. Reference is made to Note 4 of the Consolidated Notes to Financial Statements for a summary of transactions with affiliates.

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

  (c) An annual report for the fiscal year 2007 will be sent to the Limited Partners subsequent to this filing.






Item 14.  Principal Accountant Fees and Services

  Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-QSB. Fees for audit and audit-related services provided by McGladrey & Pullen, LLP ("M&P") for the years ended December 31, 2007 and 2006 amounted to $29,100 and $26,600, respectively.

  Tax  compliance services for 2007 and 2006 were provided by RSM
McGladrey, Inc. for which fees amounted to $6,500 and $3,975, respectively.

  During the years ended December 31, 2007 and 2006, M&P did not perform any management consulting services for the Partnership.

  In accordance with policies of the board of directors of the Corporate General Partner, all services provided by M&P are required to be and have been pre-approved.



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




                              Dated: March 31, 2008






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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the small business issuer and have:

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

                    DATE: March 31, 2008




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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the small business issuer and have:

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

                    DATE: March 31, 2008





                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)


                           Exhibit 99
                    SECTION 906 CERTIFICATION

The following statement is provided by the undersigned to accompany the Annual Report on Form 10-KSB for the year ended December 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                         DATE:  March 31, 2008



                         BY:    /s/ Thomas E. Murphy
                                Thomas E. Murphy
                                Chief Financial Officer
                                And Treasurer

                         DATE:  March 31, 2008





                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)



     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page

Report of Independent Registered Public Accounting Firm   F-2

Consolidated Statement of Net Assets in Liquidation
as of December 31, 2007                                   F-3

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2007  (Liquidation Basis)                    F-4

Consolidated Statement of Changes in Net Assets
in Liquidation for the year ended
December 31, 2006  (Liquidation Basis)                    F-5

Consolidated Statements of Operations for the years ended
December 31, 2007 and 2006 (Liquidation Basis)            F-6

Notes to Consolidated Financial Statements                F-7

All other schedules provided for in Item 13 (a) of Form 10-KSB are either not required, not applicable, or immaterial.






     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of
Brauvin Real Estate Fund L.P. 4

We have audited the accompanying consolidated statement of net assets in liquidation of Brauvin Real Estate Fund L.P. 4 and subsidiary  as  of December 31, 2007 and the related  consolidated statements of changes in net assets in liquidation and of operations for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Brauvin Real Estate Fund L.P. 4 and subsidiary as of December 31, 2007, and the changes in their net assets in liquidation and the results of their operations for each of the two years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Brauvin Real Estate Fund L.P. 4 and subsidiary's internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express as opinion theron.

/s/ McGladrey & Pullen, LLP
Chicago, Illinois
March 31, 2008




                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)



    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
              DECEMBER 31, 2007 (LIQUIDATION BASIS)


ASSETS

Cash and cash equivalents                     $2,896,332
Tenant receivables                                27,949
Escrow deposits                                   27,370
                                              ----------
  Total Assets                                 2,951,651
                                              ----------

LIABILITIES

Accounts payable and accrued expenses            209,642
Reserve for estimated costs during
  the period of liquidation (Note 1)             260,069
Due to affiliates                                  3,273
                                              ----------
  Total Liabilities                              472,984
                                              ----------

Net Assets in Liquidation                     $2,478,667
                                              ==========









         See notes to consolidated financial statements.




                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)




 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
              FOR THE YEAR ENDED DECEMBER 31, 2007
                       (LIQUIDATION BASIS)


Net assets in liquidation at
  January 1, 2007                            $1,970,445

Excess expenses over revenue
  from operations                              (187,594)

Gain on sale of property                        796,960

Adjustment to estimated liquidation costs      (101,144)
                                             ----------
Net assets in liquidation at
  December 31, 2007                          $2,478,667
                                             ==========



Net assets available to:

  General Partners                            $      - -
                                              ==========

  Limited Partners                            $2,478,667
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

Excess expenses over revenue
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



                  BRAUVIN REAL ESTATE FUND L.P. 4
                  (a Delaware limited partnership)




              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                       (LIQUIDATION BASIS)

                               2007          2006
                           ----------    ----------
REVENUE
Rental                     $  733,452    $  708,553
Interest                        5,994        20,141
Other, primarily tenant
  expense reimbursements      161,215       144,467
                           ----------    ----------
  Total revenue               900,661       873,161
                           ----------    ----------

EXPENSES
Interest                      371,295       334,707
Real estate taxes             116,359       112,829
Repairs and maintenance        41,339        50,302
Management fees (Note 4)       51,786        49,253
Other property operating      117,332        51,995
Tenant improvements and
  leasing costs                 6,945       552,109
Bad debt expense               32,866        28,624
Franchise and other taxes     149,135        57,371
General and administrative    201,198       232,265
                           ----------    ----------
  Total expenses            1,088,255     1,469,455
                           ----------    ----------

Excess expenses over revenue
  before equity interest     (187,594)     (596,294)

  Equity interest in Sabal
  Palm Joint Venture's
  excess expenses over
  revenue                          --       (11,325)
                           ----------    ----------

Excess expenses over
revenue from operations    $ (187,594)   $ (607,619)
                           ==========    ==========


           See notes to consolidated financial statements




                 BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the years ended December 31, 2007 and 2006


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

   The financial statements consolidate the accounts of Brauvin Real Estate Fund L.P. 4 and its wholly owned subsidiary (the "Partnership") and include, through June 30, 2006, a 47% interest in a joint venture, which is accounted for using the equity method of accounting.

   The Partnership is a Delaware limited partnership organized for the purpose of acquiring, operating, holding for investment and disposing of existing office buildings, medical office centers, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in metropolitan areas. The General Partners of the Partnership are Brauvin Ventures, Inc. and Jerome J. Brault. The Partnership is managed by an affiliate of the General Partners.

   Properties acquired by the Partnership either directly or indirectly through affiliated joint ventures were: (a) Fortune Professional Building (which was sold February 2003); (b) Raleigh Springs Marketplace(which was sold in December 2007); Strawberry Fields Shopping Center (which was sold in July 2001 and terminated in 2002) and (d) Sabal Palm Shopping Center (which was sold in December 2005).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Management's Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates significant to the financial statements include the reserve for estimated costs during the period of liquidation. Actual results could differ from those estimates.

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of December 31, 2007.

   Estimated Liquidation Costs

   Estimated costs expected to be incurred during the remaining liquidation period through June 30, 2008 include legal fees and other administrative items.

   Actual  results could differ materially from these  estimates.
On  a  regular  basis, an evaluation is made of the  assumptions,
judgments   and   estimates,  and  changes   are   recorded,   as
appropriate.

   Accounting Method

   The accompanying financial statements have been prepared in accordance with the liquidation basis of accounting.
   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at estimated net realizable value. An allowance for doubtful accounts of $17,226 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

   Federal Income Taxes

   Under the provisions of the Internal Revenue Code, the Partnership's income and losses are reportable by the partners on their respective income tax returns. Accordingly, no provision is made for Federal income taxes in the financial statements.

   Principles of Consolidation

   The Partnership has one affiliate, Brauvin Raleigh, L.L.C. which is owned 100% by the Partnership. The accounts of the Partnership have been consolidated with its wholly-owned subsidiary in the accompanying financial statements. All significant intercompany balances and transactions have been eliminated upon consolidation.

   Investment in Joint Venture Partnership

   Until  June  30,  2006, the Partnership  owned  a  47%  equity interest in Sabal Palm Joint Venture (see Note 5). Sabal Palm was reported as an investment in an affiliated joint venture. The Partnership recorded its proportionate share of income and loss from joint venture operations.

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

   Subsequent to the adoption of the liquidation basis of accounting, the Partnership adjusted its investment in real estate to estimated net realizable value, which was recorded as real estate held for sale. Additionally, the Partnership suspended recording any further depreciation expense.

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

   Estimated Fair Value of Financial Instruments

   In connection with the adoption of the liquidation basis of accounting, assets were adjusted to net realizable value, and liabilities were adjusted to estimated settlement amounts.

   Derivatives and Hedging Instruments

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as assets and liabilities in the consolidated statements of net assets in liquidation and be measured at fair value and any change in fair value recorded in the statement of operations. SFAS 133 also requires changes in fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. In June, 2000, the FASB issued SFAS 138, which amends the accounting and reporting standards of SFAS 133 for certain derivatives and certain hedging activities. SFAS 133 and SFAS 138 were adopted by the Partnership effective January 1, 2001.


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

   At   December   31,   2007,   the  Preferential   Distribution
Deficiency exceeded the potential liquidation value of the remaining Partnership assets.


(3)  MORTGAGE NOTE PAYABLE

   On November 17, 2005, the Partnership paid off the prior loan (in the amount of $3,910,423) secured by Raleigh Springs Marketplace using the proceeds from a new first mortgage loan ("First Mortgage") in the amount of $4,400,000. This loan required payments of interest only and had a twelve-month maturity. In 2006, the Partnership extended the loan for an additional twelve-month period (with the payment of an additional fee of $11,000). Interest was payable based on the LIBOR rate plus 2.25%.

   The Partnership was also required to purchase interest rate caps with one year maturities at a cost of $5,000 and $2,500 at December 15, 2006 and 2005, respectively. The interest rate caps fixed the LIBOR rate at 6.45%. The notional amount of the interest rate cap agreements were identical to the notional amount of the mortgage loan. The fair market value of the interest rate cap agreements at December 31, 2006 was $0.

   The First Mortgage also required the establishment of a $300,000 escrow that can be used for the payment of tenant improvements and leasing commissions.

   The First Mortgage lender also required the Partnership to create a special purpose entity, Brauvin Raleigh L.L.C., which is fully owned by the Partnership. The Partnership transferred its ownership interest in the Raleigh Springs Marketplace to the special purpose entity. The Partnership was also required to enter into a limited guaranty agreement. Primarily, under the terms of the guaranty agreement the Partnership will not be personally liable unless the Partnership or Brauvin Raleigh LLC commit fraud by misapplication or misappropriation of cash receipts.

   Raleigh Springs Marketplace served as collateral under the respective nonrecourse debt obligation.

   On  December 31, 2007, the Partnership paid off the balance of
the   note  with  proceeds  from  the  sale  of  Raleigh  Springs
Marketplace.


(4)  TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners or their affiliates for the years ended December 31, 2007 and 2006 were as follows:

                                   2007           2006
                                 -------        -------
Management fees                  $51,786        $49,253
Reimbursable office expenses     117,900        110,525


   The Partnership paid management fees equal to 6% of the receipts (as defined) from the Raleigh Springs Marketplace property.

   As of December 31, 2007, the Partnership had made all payments to affiliates except for $3,273 for management fees.


(5)  EQUITY INVESTMENT

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


(6) PROPERTY SALE

   On December 28, 2007, Brauvin Raleigh, L.L.C., the affiliate of the Partnership, sold the Raleigh Springs Marketplace property for a gross sales price of $7,125,000, which was the Partnership's last property investment. The Partnership received net sales proceeds, after repayment of the First Mortgage, of approximately $2,423,000 and recognized a gain on the sale of approximately $797,000. Under the terms of the transaction, the Partnership was able to bill and retain the 2007 common area maintenance and real estate tax reimbursements. Accordingly, in early 2008, the Partnership billed the Raleigh Springs Marketplace tenants approximately $18,000 for reimbursements. The Partnership is endeavoring to collect the remaining receivables from the tenants.

   The Partnership was required to provide certain representations and warranties to the purchaser for six months from the date of sale. The Partnership anticipates making a final distribution to Unit Holders soon after the expiration of the representations and warranties in third quarter of 2008.


(7)  SUBSEQUENT EVENT

   On March 10, 2008, the Partnership made a distribution to Unit Holders in the amount of $1,000,000.






















                          EXHIBIT INDEX


Exhibit (21)           Subsidiaries of the Registrant

                           Exhibit 21

Name of Subsidiary                  State of Formation

Brauvin Sabal Palm Joint Venture          Florida

Brauvin Raleigh LLC                      Delaware