Form 10QSB
period 2008-03-31
BRAUVIN REAL ESTATE FUND LP 4
filed 2008-05-15
CIK 736908

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended      March 31, 2008
                               or
  [ ]Transition Report Pursuant to Section 13 or 15(d) of the Se curities Exchange Act of 1934

    For the transition period from               to

    Commission File Number               0-13402

                 Brauvin Real Estate Fund L.P. 4
    (Name of small business issuer as specified in its charter)

               Delaware                      36-3304339
(State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)    Identification No.)

    205 North Michigan Avenue, Chicago, Illinois      60601
     (Address of principal executive offices)      (Zip Code)

                         (312)759-7660
                  (Issuer's telephone number)


                       Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

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

Transitional Small Business Disclosure Format (Check one):
Yes ____   No __X___.




                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)



                              INDEX

                             PART I
                                                           Page

Item 1.   Financial Statements                               3

          Consolidated Statement of Net Assets in Liquidation
          as of March 31, 2008(Liquidation Basis)            4

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2008 to
          March 31, 2008 (Liquidation Basis)                 5

          Consolidated Statement of Changes in Net Assets
          in Liquidation for the period January 1, 2007 to
          March 31, 2007 (Liquidation Basis)                 6

          Consolidated Statements of Operations for the
          three months ended March 31, 2008 and 2007
          (Liquidation Basis)                                7

          Notes to Consolidated Financial Statements         8

Item 2.   Management's Discussion and Analysis or Plan
          of Operation                                      14

Item 3.   Controls and Procedures                           18

                             PART II

Item 1.   Legal Proceedings                                 20

Item 2.   Changes in Securities                             20

Item 3.   Defaults Upon Senior Securities                   20

Item 4.   Submission of Matters to a Vote of Security
          Holders                                           20

Item 5.   Other Information                                 20

Item 6.   Exhibits, and Reports on Form 8-K                 20

Signatures                                                  21




                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)


                 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

 The following Consolidated Statement of Net Assets in Liquidation as of March 31, 2008 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2008 to March 31, 2008 (Liquidation Basis), Consolidated Statement of Changes in Net Assets in Liquidation for the period January 1, 2007 to March 31, 2007 (Liquidation Basis) and Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Liquidation Basis) for Brauvin Real Estate Fund L.P. 4 (the "Partnership") are unaudited but reflect, in the opinion of the management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

 These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2007 Annual Report on Form 10-KSB.




                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)


    CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
               MARCH 31, 2008 (LIQUIDATION BASIS)
                           (Unaudited)

ASSETS

Cash and cash equivalents                     $1,832,932
Tenant receivables                                31,750
Escrow deposits                                    1,098
                                              ----------
  Total Assets                                 1,865,780
                                              ----------

LIABILITIES

Accounts payable and accrued expenses            140,330
Reserve for estimated costs during
  the period of liquidation (Note 1)             230,594
Due to affiliates                                    797
                                              ----------
  Total Liabilities                              371,721
                                              ----------

Net Assets in Liquidation                     $1,494,059
                                              ==========






  See accompanying notes to consolidated financial statements.



                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)


 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               FOR
          THE PERIOD JANUARY 1, 2008 TO MARCH 31, 2008
                       (LIQUIDATION BASIS)
                           (Unaudited)



Net assets in liquidation at January 1, 2008  $2,478,667

Excess expenses over revenue
 from operations                                 (14,083)

Distributions                                 (1,000,000)

Adjustment to estimated liquidation costs         29,475
                                              ----------

Net assets in liquidation at March 31, 2008   $1,494,059
                                              ==========


Net assets available to:

  General Partners                            $       --
                                              ==========

  Limited Partners                            $1,494,059
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


Net assets available to

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



                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)


              CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
                       (LIQUIDATION BASIS)
                           (Unaudited)

                              2008           2007
                            --------        -------
INCOME
Rental                      $      --       $176,676
Interest                       13,184          2,105
Other, primarily tenant
  expense reimbursements       11,787         36,581
                            ---------       --------
  Total income                 24,971        215,362
                            ---------       --------

EXPENSES
Interest                           --         84,249
Real estate taxes                  --         29,552
Repairs and maintenance            --          5,996
Management fees (Note 4)          924         13,684
Other property operating           --          9,856
General and administrative     38,130         60,875
                            ---------       --------
  Total expenses               39,054        204,212
                            ---------       --------
Excess (expenses) over revenue
  from operations           $(14,083)       $ 11,150
                            ========        ========








  See accompanying notes to consolidated financial statements.



                BRAUVIN REAL ESTATE FUND L.P. 4
                (a Delaware limited partnership)

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                        (Unaudited)


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

   The  financial statements consolidate the accounts of  Brauvin
Real  Estate  Fund  L.P. 4 and its wholly owned  subsidiary  (the
"Partnership").

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

   Basis of Presentation

   As a result of the July 12, 1999 authorization by a majority of the Limited Partners to sell the Partnership's properties, the Partnership began the liquidation process and, in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at their net realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the statement of net assets in liquidation as of March 31, 2008.

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

   Tenant Receivables

   Tenant receivables are comprised of (a) billed but uncollected amounts due for monthly rents and other charges and
(b) estimated unbilled amounts due for tenant reimbursement of common area maintenance charges and property taxes. Receivables are recorded at estimated net realizable value. An allowance for doubtful accounts of $14,167 is based on specific identification of uncollectible accounts and the Partnership's historical collection experience.

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

   At  March  31, 2008, the Preferential Distribution  Deficiency
exceeded   the  potential  liquidation  value  of  the  remaining
Partnership assets.


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


 (4) TRANSACTIONS WITH AFFILIATES

   Fees  and  other expenses incurred or payable to  the  General
Partners or their affiliates for the three months ended March 31, 2008 and 2007 were as follows:

                                 2008            2007
                               --------         -------
Management fees                $    924         $13,684
Reimbursable office expenses     29,475          29,475

   As of March 31, 2008, the Partnership had made all payments to affiliates except for $797 for management fees.





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


Property Status

   Raleigh Springs Marketplace


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


Results of Operations

   Other than the billing and collection of tenant expense reimbursements and the collection of past due rents associated with Partnership's prior ownership of Raleigh Springs Marketplace, there were no significant property operations during the three months ended March 31, 2008.

Results  of  Operations - Three months ended March 31,  2008  and
2007 (Liquidation Basis)

  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated an excess of expenses over revenue of $14,000 for the period ended March 31, 2008 as compared to an excess of revenue over expenses of $11,000 for the same period in 2007. The $25,000 decrease in the excess of revenue over expenses is primarily a result of a decrease in total income of $190,000 offset by a decrease in total expenses of $165,000.

  Total income for the period ended March 31, 2008 was $25,000 as compared to $215,000 for the same period in 2007. The $190,000 decrease in total revenue was primarily a result of decreases in rental income and other tenant expense reimbursements associated with the sale of Raleigh Springs Marketplace in December 2007. Interest income increased approximately $11,000.

  Total expenses for the period ended March 31, 2008 were $39,000 as compared to $204,000 for the same period in 2007. The $165,000 decrease in total expense was due to a decrease in interest expense of $84,000, a decrease in real estate tax of $30,000, a decrease in general and administrative expense of $23,000, a decrease in management fees of $13,000 and a decrease in operating expense of $10,000. The decline in expenses is associated with the sale of Raleigh Springs Marketplace in December 2007.


Results  of  Operations - Three months ended March 31,  2007  and
2006 (Liquidation Basis)


  As a result of the Partnership's adoption of the liquidation basis of accounting, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to July 12, 1999 have been prepared on a liquidation basis.

  The Partnership generated an excess of revenue over expenses of $11,000 for the period ended March 31, 2007 as compared to an excess of expenses over revenue of $45,000 for the same period in 2006. The $57,000 increase in an excess of revenue over expenses is primarily a result of a decrease in total expenses of $57,000 offset by a decrease in total income of $9,000. The Partnership's share of Sabal Palms net loss decreased $9,000.

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


ITEM 3.     Controls and Procedures

Controls and Procedures


  As of March 31, 2008, the Partnership's Chief Executive Officer and Chief Financial Officer of the Corporate General Partner, have concluded that the Partnership's controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as amended.

Management's Report on Internal Control over Financial Reporting

  The Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Partnership's management assessed the effectiveness of the internal control over financial reporting as of March 31, 2008. In making this assessment, the Partnership's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Partnership's management has concluded that, as of March 31, 2008, the internal control over financial reporting is effective based on these criteria. Further, there were no changes in the Partnership's controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

                              DATE: May 15, 2008


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: May 15, 2008





         CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)
           CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER
                               OF
                     BRAUVIN VENTURES, INC.
                    CORPORATE GENERAL PARTNER
                               OF
                 BRAUVIN REAL ESTATE FUND L.P. 4

I, Jerome J. Brault certify that:

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

                              DATE: May 15, 2008





         CERTIFICATION FOR SARBANES-OXLEY SECTION 302(A)

           CERTIFICATE OF THE CHIEF FINANCIAL OFFICER
                               OF
                     BRAUVIN VENTURES, INC.
                    CORPORATE GENERAL PARTNER
                               OF
                 BRAUVIN REAL ESTATE FUND L.P. 4

I, Thomas E. Murphy certify that:

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


                         BY:  Brauvin Ventures, Inc.
                              Corporate General Partner of
                              Brauvin Real Estate Fund L.P. 4


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE: May 15, 2008






                           Exhibit 99
                    SECTION 906 CERTIFICATION


The following statement is provided by the undersigned to accompany the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed pursuant to any provisions of the Securities Exchange Act of 1934 or any other securities law:

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

                              DATE:     May 15, 2008


                              BY:  /s/ Thomas E. Murphy
                                   Thomas E. Murphy
                                   Chief Financial Officer and
                                   Treasurer

                              DATE:     May 15, 2008